Form 10-Q
period 1995-03-28
AMERICAN RESTAURANT PARTNERS L P
filed 1995-05-12
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                        Washington, D.C.   20549


                               FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 28, 1995     Commission file number 1-9606


                  AMERICAN RESTAURANT PARTNERS, L.P.
       (Exact name of registrant as specified in its charter)


         Delaware                                 48-1037438
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)


555 North Woodlawn, Suite 3102
Wichita, Kansas                                       67208
(Address of principal executive offices)            (Zip-Code)


Registrant's telephone number, including area code  (316) 684-5119


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             YES [X]    NO [ ]

                     AMERICAN RESTAURANT PARTNERS, L.P.

                                 INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
- - - - - -------------------------------


Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          March 28, 1995 and December 27, 1994                      1


          Consolidated Statements of Income for the Three
          Periods Ended March 28, 1995 and March 29, 1994           2


          Consolidated Statements of Cash Flows for
          the Three Periods Ended March 28, 1995
          and March 29, 1994                                        3


          Notes to Consolidated Condensed Financial Statements      4


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations             5-7


Part II.  Other Information
- - - - - ---------------------------


Item 6.   Exhibits and Reports on Form 8-K                          8


Exhibit 11. Computation of Earnings per Partnership Interest        9

                        AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Unaudited)


                                                 March 28,        December 27,
          ASSETS                                    1995              1994
         --------                                ---------         ---------

Current assets:
  Cash and cash equivalents                     $ 1,032,064       $   843,902
  Certificate of deposit                            150,000           259,888
  Accounts receivable                                67,836            89,879
  Due from affiliates                                15,991            20,301
  Deposit with affiliate                            330,000           330,000
  Notes receivable from
   affiliates - current portion                      29,225            27,172
  Inventories                                       284,538           292,467
  Prepaid expenses                                  204,075           107,803
                                                 ----------        ----------
     Total current assets                         2,113,729         1,971,412

Net property and equipment                       12,649,078        12,712,309

Other assets:
  Franchise rights, net                           1,159,619         1,179,742
  Notes receivable from affiliates                  178,559           171,250
  Other                                             413,486           409,884
                                                 ----------        ----------
                                                $16,514,471       $16,444,597
                                                 ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL
- - - - - ---------------------------------

Current liabilities:
  Accounts payable                              $ 1,933,335       $ 1,554,972
  Due to affiliates                                  25,425            78,976
  Accrued payroll and other taxes                   308,805           297,486
  Accrued liabilities                               658,796           785,067
  Current portion of long-term debt               1,599,652         1,557,312
  Current portion of obligations
   under capital leases                              73,154            76,248
                                                 ----------        ----------
     Total current liabilities                    4,599,167         4,350,061

  Other noncurrent liabilities                       79,286            76,746
  Long-term debt                                  9,216,251         9,229,894
  Obligations under capital leases                1,709,042         1,724,077
  General Partners' interest
    in Operating Partnership                        170,168           171,949

  Partners' capital:
    General Partners                                (3,524)           (3,347)
    Limited Partners:
      Class A Income Preference                   6,692,179         6,729,290
      Classes B and C                            (4,599,217)       (4,478,892)
    Cost in excess of carrying value
      of assets acquired                         (1,323,681)       (1,323,681)
  Notes receivable from employees                   (25,200)          (31,500)
                                                 ----------        ----------
                                                    740,557           891,870
                                                 ----------        ----------
                                                $16,514,471       $16,444,597
                                                 ==========        ==========

                                See accompanying notes.

                        AMERICAN RESTAURANT PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                                      Three Periods Ended
                                                  March 28,         March 29,
                                                    1995              1994
                                                 ----------        ----------
Net sales                                       $ 9,067,057       $ 9,003,190

Operating costs and expenses:
  Cost of sales                                   2,373,107         2,296,427
  Restaurant labor and benefits                   2,522,886         2,383,474
  Advertising                                       566,708           582,230
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                  1,719,784         1,609,740
  General and administrative:
   Management fees                                  629,356           624,278
   Other                                            130,553           186,377
  Depreciation and amortization                     354,048           330,363
                                                 ----------        ----------
       Income from operations                       770,615           990,301

Interest income                                     (11,014)          (10,592)
Interest expense                                    325,470           303,802
                                                 ----------        ----------
Income before General Partners'
  interest in income of
  Operating Partnership                             456,159           697,091

General Partners' interest in
  income of Operating Partnership                     4,562             4,700
                                                 ----------        ----------
Net income                                      $   451,597       $   692,391
                                                 ==========        ==========

Net income allocated to Partners:
  Class A Income Preference                     $    95,026       $   325,455
  Class B                                       $   134,140       $   138,041
  Class C                                       $   222,431       $   228,895

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                         825,764           825,764
  Class B                                         1,165,662         1,158,785
  Class C                                         1,932,910         1,921,449

Net income per Partnership interest:
  Class A Income Preference                     $      0.12       $      0.39
  Class B                                       $      0.12       $      0.12
  Class C                                       $      0.12       $      0.12

Distributions per Partnership interest:
  Class A Income Preference                     $      0.16       $      0.37
  Class B                                       $      0.16       $      0.10
  Class C                                       $      0.16       $      0.10

Pro Forma Amounts per Partnership interest
  upon expiration of Class A Income
  Preference distributions (Note 2):
  Net income                                                      $      0.18
  Distributions                                                   $      0.16



                                See accompanying notes.

                        AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (Unaudited)


                                                      Three Periods Ended
                                                  March 28,         March 29,
                                                    1995              1994
                                                 ----------        ----------
Cash flows from operating activities:
  Net income                                    $   451,597       $   692,391
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                   354,048           330,363
    Provision for deferred rent                       2,540             3,270
    Provision for deferred compensation               6,300                --
    (Gain) Loss on disposal of assets                13,859             5,233
    General Partners' interest in net
     income of Operating Partnersip                   4,562             4,700
    Accounts receivable                              22,043            57,429
    Due from affiliates                               4,310            16,122
    Inventories                                       7,929            20,191
    Prepaid expenses                                (96,272)           21,474
    Accounts payable                                378,363            30,967
    Due to affiliates                               (53,551)          (22,417)
    Accrued payroll and other taxes                  11,319            32,474
    Accrued liabilities                            (126,271)          (51,625)
    Other, net                                       (9,114)          (15,715)
                                                 ----------        ----------
       Net cash provided by
         operating activities                       971,662         1,124,857

Cash flows from investing activities:
  Additions to property                            (280,441)         (404,960)
  Redemption of certificate of deposit              109,888                --
  Proceeds from sale of property                      1,400             1,904
  Collections of notes receivable from affiliate      5,638               724
  Funds advanced to affiliates                      (15,000)               --
  Decrease in restricted cash                            --           170,000
                                                 ----------        ----------
       Net cash provided by
         investing activities                      (178,515)         (232,332)

Cash flows from financing activities:
  Payments on long-term borrowings                 (371,303)         (331,839)
  Proceeds from long-term borrowings                400,000                --
  Payments on capital lease obligations             (18,129)          (24,817)
  Distributions to Partners                        (627,960)         (617,684)
  Proceeds from issuance of Class B and C units      18,750                --
  General Partners' distributions
   from Operating Partnerships                       (6,343)           (3,945)
                                                 ----------        ----------
       Net cash used in
         financing activities                      (604,985)         (978,285)
                                                 ----------        ----------
       Net increase (decrease) in
        cash and cash equivalents                   188,162           (85,760)

Cash and cash equivalents at beginning of period    843,902         1,233,301
                                                 ----------        ----------
Cash and cash equivalents at end of period      $ 1,032,064       $ 1,147,541
                                                 ==========        ==========


                                See accompanying notes.

                     AMERICAN RESTAURANT PARTNERS, L.P.

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General
    -------

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiary, American Pizza Partners, L.P., hereinafter collectively referred to as the Partnership, and have been prepared without audit. The Balance Sheet at December 27, 1994 has been derived from financial statements which have been audited by Ernst & Young, independent auditors. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 27, 1994.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership historically has realized approximately 45% of its operating profits in periods six through nine (18 weeks).

2.  Class A Income Preference Units
    -------------------------------

From the inception of the Partnership in August, 1987, the Partnership paid a preference payment of $0.275 each quarter until such time as the Class A Income Preference units had received $10.00 in aggregate cash distributions. The quarterly preference payment expired with the May 6, 1994 distribution. While the preference distribution was in effect, net income was allocated to the Class A Income Preference units until the amount allocated equaled the preference amount. The remaining net income was allocated to all units in accordance with their ratio to all outstanding units. Since the final preference payment, net income and distributions have been allocated to all partners in accordance with their respective units in the Partnership with all outstanding units being treated equally.

3.  Distribution to Partners
    ------------------------

On April 3, 1995 the Partnership declared a distribution of $0.16 per unit to all unitholders of record as of April 12, 1995 payable on April 28, 1995. The distribution is not reflected in the March 28, 1995 consolidated condensed financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- - - - - ---------------------

As of March 28, 1995, the Partnership operated 54 Pizza Hut restaurants and six Pizza Hut delivery/carryout facilities.

Quarter Ended March 28, 1995 Compared to Quarter Ended
- - - - - ------------------------------------------------------
March 29, 1994
- - - - - --------------

NET SALES. Net sales for the quarter ended March 28, 1995 increased $64,000 to $9,067,000, a .7% increase over the first quarter of 1994. This increase is due to sales from newly developed restaurants as sales for comparable restaurants decreased 2.3%. This decrease is due to national advertising programs that did not increase traffic as anticipated.

INCOME FROM OPERATIONS. Income from operations decreased $220,000 from $990,000 to $770,000, a 22.2% decrease from the same quarter in 1994. As a percentage of net sales, income from operations decreased from 11.0% for the quarter ended March 29, 1994 to 8.5% for the quarter ended March 28, 1995. Cost of sales increased as a percentage of net sales from 25.5% for the quarter ended March 29, 1994 to 26.2% for the quarter ended March 28, 1995 due to the promotion of items with high food costs during the first quarter of 1995. Labor and benefits expense increased as a percentage of net sales from 26.5% in 1994 to 27.8% in 1995. This increase is primarily attributable to the implementation and follow-up of the new procedures designed to improve product quality and customer service, and training for the Stuffed Crust Pizza rollout. Advertising decreased slightly as a percentage of net sales from 6.5% in 1994 to 6.3% in 1995. Operating expenses increased from 17.9% of net sales in 1994 to 19.0% of net sales in 1995. This increase is the result of several factors: a decrease in premium income as there was no NCAA basketball promotion in 1995, costs associated with the settlement of a claim under the Texas Employee Safety Plan, and a general increase in operating expenses which was not offset by an increase in sales. General and administrative expenses decreased from 9.0% of net sales in 1994 to 8.3% of net sales in 1995 attributable to a decrease in bonuses paid due to lower operating results. Depreciation and amortization expense increased slightly from 3.7% of net sales in 1994 to 3.9% of net sales in 1995 due to depreciation of the new stores opened in May of 1994.

NET INCOME. Net income decreased $240,000 to $452,000 for the quarter ended March 28, 1995 from $692,000 for the quarter ended March 29, 1994. This 34.7% decrease is attributable to the decrease in income from operations noted above and an increase in interest expense due to higher interest rates.

LIQUIDITY AND CAPITAL RESOURCES
- - - - - -------------------------------

The Partnership generates its principal source of funds from net cash provided by operating activities. Net cash provided by operating activities is expected to provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants, to service debt obligations and to make quarterly cash distributions.

At March 28, 1995 the Partnership had a working capital deficiency of $2,485,000 compared to a working capital deficiency of $2,379,000 at December 27, 1994. The increase in working capital deficiency is primarily a result of an increase in accounts payable. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998.


NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three periods ended March 28, 1995 net cash provided by operating activities amounted to $972,000 compared to $1,125,000 for the three periods ended March 29, 1994. This decrease is primarily the result of the decrease in net income noted above.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest nonoperating use of funds by the Partnership. Capital expenditures for the three periods ended March 28, 1995 were $280,000, of which $103,000 was for the replacement of equipment in existing restaurants. The remaining $177,000 was for quality upgrades and Stuffed Crust Pizza requirements.

FINANCING ACTIVITIES. Cash distributions declared during the first quarter of 1995 were $628,000 amounting to $0.16 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the three periods ended March 28, 1995 the Partnership made no long-term borrowings. The Partnership does not plan to open any new restaurants in 1995. Management anticipates spending an additional $490,000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. While first quarter results were below expectations, management remains optimistic about the remainder of 1995. The procedures implemented to insure a consistent, quality pizza for each customer began to pay off near the end of first quarter as the Partnership's quality scores are consistently higher than they were six months ago. Stuffed Crust Pizza, a pizza with a ring of mozzarella cheese hand-stuffed in the crust, has increased sales since its introduction on March 26, 1995. Management anticipates continuing to distribute quarterly at the rate of $0.64 per unit throughout 1995.

                 PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits                                                 Page
                                                                  ----

         11. Computation of Earnings per Partnership Interest       9


    (b)  Reports on Form 8-K

         During the fiscal period covered by this Form 10-Q, no reports on Form 8-K were filed.

                 AMERICAN RESTAURANT PARTNERS, L.P.

           COMPUTATION OF EARNINGS PER PARTNERSHIP INTEREST


                                               Three Periods Ended
                                               -------------------
                                              March 28,    March 29,
                                                1995         1994
                                              ---------    ---------
Income before General Partners'
 interest in income of
 Operating Partnership                      $  456,159   $  697,091

Priority amount attributable to
 Class A Income Preference units                    --     (227,085)
                                              --------     --------
Balance attributable to
 all partnership interests                  $  456,159   $  470,006
                                              ========     ========
Income before General Partners'
 interest in income of
 Operating Partnership                      $  456,159   $  697,091

Net income attributable to
 General Partners (1%)                          (4,562)      (4,700)
                                              --------     --------

Net income attributable to
 American Restaurant Partners, L.P.
 unitholders                                $  451,597   $  692,391
                                              ========     ========


Net income allocated to Partners:
     Class A Income Preference              $   95,026   $  325,455
     Class B                                $  134,140   $  138,041
     Class C                                $  222,431   $  228,895


Weighted average number of
 Partnership units
 outstanding during period:
     Class A Income Preference                 825,764      825,764
     Class B                                 1,165,662    1,158,785
     Class C                                 1,932,910    1,921,449


Net income per Partnership interest:
     Class A Income Preference              $     0.12   $     0.39
     Class B                                $     0.12   $     0.12
     Class C                                $     0.12   $     0.12

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                        By:  RMC AMERICAN MANAGEMENT, INC.
                            Managing General Partner



Date: 5/12/95            By:  /s/Hal W. McCoy
     --------                --------------------
                             Hal W. McCoy
                             President and Chief Executive Officer


Date: 5/12/95            By:  /s/Terry Freund
     --------                --------------------
                             Terry Freund
                             Chief Financial Officer