Form 10-Q
period 1995-06-27
AMERICAN RESTAURANT PARTNERS L P
filed 1995-08-11
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                        Washington, D.C.   20549


                               FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 27, 1995      Commission file number 1-9606


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


                             YES [X]    NO [ ]

                     AMERICAN RESTAURANT PARTNERS, L.P.

                                 INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
- -------------------------------


Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          June 27, 1995 and December 27, 1994                       1


          Consolidated Statements of Income for the Three
          and Six Periods Ended June 27, 1995 and June 28, 1994     2


          Consolidated Statements of Cash Flows for
          the Six Periods Ended June 27, 1995
          and June 28, 1994                                         3


          Notes to Consolidated Condensed Financial Statements      4


          Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations             5-7


Part II.  Other Information
- ---------------------------


Item 6.   Exhibits and Reports on Form 8-K                          8


Exhibit 11. Computation of Earnings per Partnership Interest        9

                         AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                  June 27,        December 27,
          ASSETS                                    1995              1994
         --------                                ----------        ----------

Current assets:
  Cash and cash equivalents                     $ 1,209,150       $   843,902
  Certificate of deposit                            200,000           259,888
  Accounts receivable                                75,187            89,879
  Due from affiliates                                16,259            20,301
  Deposit with affiliate                            330,000           330,000
  Notes receivable from
   affiliates - current portion                      34,607            27,172
  Inventories                                       298,975           292,467
  Prepaid expenses                                  190,135           107,803
                                                 ----------        ----------
     Total current assets                         2,354,313         1,971,412

Net property and equipment                       12,574,268        12,712,309

Other assets:
  Franchise rights, net                           1,139,515         1,179,742
  Notes receivable from affiliates                  166,089           171,250
  Other                                             443,465           409,884
                                                 ----------        ----------
                                                $16,677,650       $16,444,597
                                                 ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Current liabilities:
  Accounts payable                              $ 2,010,068       $ 1,554,972
  Due to affiliates                                  17,597            78,976
  Accrued payroll and other taxes                   348,093           297,486
  Accrued liabilities                               684,127           785,067
  Current portion of long-term debt               2,038,026         1,557,312
  Current portion of obligations
   under capital leases                              70,173            76,248
                                                 ----------        ----------
     Total current liabilities                    5,168,084         4,350,061

  Other noncurrent liabilities                       81,827            76,746
  Long-term debt                                  8,403,528         9,229,894
  Obligations under capital leases                1,693,575         1,724,077
  General Partners' interest
    in Operating Partnership                        174,304           171,949

  Partners' capital:
     General Partners                                (3,114)           (3,347)
    Limited Partners:
      Class A Income Preference                   6,778,339         6,729,290
      Classes B and C                            (4,276,312)       (4,478,892)
    Cost in excess of carrying value
      of assets acquired                         (1,323,681)       (1,323,681)
  Notes receivable from employees                   (18,900)          (31,500)
                                                 ----------        ----------
                                                  1,156,332           891,870
                                                 ----------        ----------
                                                $16,677,650       $16,444,597
                                                 ==========        ==========

                                See accompanying notes.

                                  AMERICAN RESTAURANT PARTNERS, L.P.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (Unaudited)

                                                    Three Periods Ended             Six Periods Ended
                                                   June 27,       June 28,       June 27,       June 28,
                                                     1995           1994           1995           1994
                                                 ----------     ----------     ----------      ----------
Net sales                                       $10,996,286    $ 9,535,286    $20,063,343    $18,538,476

Operating costs and expenses:
  Cost of sales                                   2,940,362      2,460,282      5,313,469      4,756,709
  Restaurant labor and benefits                   2,752,003      2,542,770      5,274,889      4,926,244
  Advertising                                       685,925        603,917      1,252,633      1,186,147
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                  1,903,797      1,739,109      3,623,581      3,348,849
  General and administrative:
   Management fees                                  762,988        661,318      1,392,344      1,285,596
   Other                                            196,312        218,325        326,865        404,702
  Depreciation and amortization                     369,526        354,071        723,574        684,434
                                                 ----------     ----------     ----------     ----------
       Income from operations                     1,385,373        955,494      2,155,988      1,945,795

Interest income                                      (5,955)        (6,098)       (16,969)       (16,690)
Interest expense                                    343,415        297,655        668,885        601,457
                                                 ----------     ----------     ----------     ----------
Income before General Partners'
  interest in income of
  Operating Partnership                           1,047,913        663,937      1,504,072      1,361,028

General Partners' interest in
  income of Operating Partnership                    10,479          4,369         15,041          9,069
                                                 ----------     ----------     ----------     ----------
Net income                                      $ 1,037,434    $   659,568    $ 1,489,031    $ 1,351,959
                                                 ==========     ==========     ==========     ==========

Net income allocated to Partners:
  Class A Income Preference                     $   218,275    $   318,516    $   313,307    $   643,971
  Class B                                       $   308,162    $   128,304    $   442,299    $   266,345
  Class C                                       $   510,997    $   212,748    $   733,425    $   441,643

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                         825,764        825,764        825,764        825,764
  Class B                                         1,165,816      1,158,785      1,165,739      1,158,785
  Class C                                         1,933,168      1,921,449      1,933,039      1,921,449

Net income per Partnership interest:
  Class A Income Preference                     $      0.26    $      0.39    $      0.38    $      0.78
  Class B                                       $      0.26    $      0.11    $      0.38    $      0.23
  Class C                                       $      0.26    $      0.11    $      0.38    $      0.23

Distributions per Partnership interest:
  Class A Income Preference                     $      0.16    $      0.38    $      0.32    $      0.75
  Class B                                       $      0.16    $      0.10    $      0.32    $      0.20
  Class C                                       $      0.16    $      0.10    $      0.32    $      0.20

Pro Forma Amounts per Partnership interest
  upon expiration of Class A Income
  Preference distributions (Note 2):
  Net income                                                   $      0.17                   $      0.35
  Distributions                                                $      0.16                   $      0.32


                                        See accompanying notes.

                        AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                       Six Periods Ended
                                                   June 27,          June 28,
                                                     1995              1994
                                                 ----------        ----------
Cash flows from operating activities:
  Net income                                    $ 1,489,031       $ 1,351,959
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                   723,574           684,434
    Provision for deferred rent                       5,081             6,254
    Provision for deferred compensation              12,600                --
    (Gain) Loss on disposal of assets                14,923             5,783
    General Partners' interest in net
     income of Operating Partnersip                  15,041             9,069
    Accounts receivable                              14,692            82,549
    Due from affiliates                               4,042            17,530
    Inventories                                      (6,508)           12,137
    Prepaid expenses                                (82,332)           36,365
    Accounts payable                                455,096           118,951
    Due to affiliates                               (61,379)            8,221
    Accrued payroll and other taxes                  50,607            56,194
    Accrued liabilities                            (100,940)          (56,983)
    Other, net                                      (44,772)          (19,300)
                                                 ----------        ----------
       Net cash provided by
         operating activities                     2,488,756         2,313,163

Cash flows from investing activities:
  Additions to property                            (553,787)       (1,338,355)
  Purchase of certificate of deposit                (50,000)               --
  Redemption of certificate of deposit              109,888           129,945
  Proceeds from sale of property                      4,749             3,005
  Collections of notes receivable from affiliates    12,726             6,218
  Funds advanced to affiliates                      (15,000)               --
  Decrease in restricted cash                            --           701,937
                                                 ----------        ----------
       Net cash used in
         investing activities                      (491,424)         (497,250)

Cash flows from financing activities:
  Payments on long-term borrowings                 (745,652)         (688,905)
  Proceeds from long-term borrowings                400,000                --
  Payments on capital lease obligations             (36,577)          (50,947)
  Distributions to Partners                      (1,255,919)       (1,235,369)
  Proceeds from issuance of Class B and C units      18,750                --
  General Partners' distributions
   from Operating Partnerships                      (12,686)           (7,891)
                                                 ----------        ----------
       Net cash used in
         financing activities                    (1,632,084)       (1,983,112)
                                                 ----------        ----------
       Net increase (decrease) in
        cash and cash equivalents                   365,248          (167,199)

Cash and cash equivalents at beginning of period    843,902         1,233,301
                                                 ----------        ----------
Cash and cash equivalents at end of period      $ 1,209,150       $ 1,066,102
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

3.  Distribution to Partners
    ------------------------

On July 5, 1995 the Partnership declared a distribution of $0.16 per unit to all unitholders of record as of July 12, 1995 payable on July 28, 1995. The distribution is not reflected in the June 27, 1995 consolidated condensed financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

As of June 27, 1995, the Partnership operated 54 Pizza Hut restaurants and six Pizza Hut delivery/carryout facilities.

Quarter Ended June 27, 1995 Compared to Quarter Ended
- ------------------------------------------------------
June 28, 1994
- --------------

NET SALES. Net sales for the quarter ended June 27, 1995 increased $1,461,000 to $10,996,000, a 15.3% increase over the same quarter of 1994. Comparable restaurant sales increased 13.4%. This increase is primarily the result of the introduction of a new product, Stuffed Crust Pizza, in the second quarter. Stuffed Crust is a pizza with a ring of mozzarella cheese hand-stuffed in the crust.

INCOME FROM OPERATIONS. Income from operations increased $430,000 from $955,000 to $1,385,000, a 45% increase over the same quarter in 1994. As a percentage of net sales, income from operations increased from 10.0% for the quarter ended June 28, 1994 to 12.6% for the quarter ended June 27, 1995.
Cost of sales increased as a percentage of net sales from 25.8% for the quarter ended June 28, 1994 to 26.7% of net sales for the quarter ended June 27, 1995. This increase is due primarily to the higher food cost of Stuffed Crust Pizza. Restaurant labor and benefits deceased as a percentage of net sales from 26.7% in 1994 to 25.0% in 1995 due to the effeciencies achieved at higher sales levels. Advertising decreased from 6.3% of net sales in 1994 to 6.2% of net sales in 1995. Operating expenses decreased as a percentage of net sales from 18.2% for the quarter ended June 28,1994 to 17.3% for the quarter ended June 27, 1995. This decrease is attributable to fixed costs being a lower percentage of the increased net sales. General and administrative expense decreased from 9.2% of net sales in 1994 to 8.7% of net sales in 1995 primarily due to a decrease in bonuses paid. Depreciation and amortization decreased as a percentage of net sales from 3.7% for the quarter ended June 28, 1994 to 3.4% for the same quarter in 1995.

NET INCOME. Net income increased $377,000 to $1,037,000 for the quarter ended June 27, 1995 from $660,000 for the quarter ended June 28, 1994. This 57.3% increase is attributable to the increase in income from operations noted above which was partially offset by an increase in interest expense of $46,000 due to higher interest rates.

Six Periods Ended June 27, 1995 Compared to Six Periods
- -------------------------------------------------------
Ended June 28, 1994
- -------------------

NET SALES. Net sales for the six periods ended June 27, 1995 increased $1,525,000 to $20,063,000 from $18,538,000, an 8.2% increase over the same quarter in 1994. Sales for comparable restaurants increased 5.8%. This increase is due to the success of Stuffed Crust Pizza during the second quarter.

INCOME FROM OPERATIONS. Income from operations increased $210,000 to $2,156,000 for the six periods ended June 27, 1995, a 10.8% increase over the six periods ended June 28, 1994. As a percentage of net sales, income from operations increased to 10.7% for the six periods ended June 27, 1995 compared to 10.5% for the first six periods of 1994. Cost of sales increased as a percentage of net sales from 25.7% for the six periods ended June 28, 1994 to 26.5% for the six periods ended June 27, 1995. This increase is due to the promotion of items, including Stuffed Crust Pizza, that have higher food cost. Restaurant labor and benefits decreased slightly from 26.6% of net sales in 1994 to 26.3% of net sales in 1995 due to the effeciencies achieved at higher sales levels. Advertising decreased as a percentage of net sales from 6.4% in 1994 to 6.2% in 1995. Operating expenses remained at 18.1% of net sales for both years. General and administrative expense decreased from 9.1% of net sales in 1994 to 8.5% of net sales in 1995 attributable to a decrease in bonuses paid. Depreciation and amortization decreased from 3.7% of net sales in 1994 to 3.6% of net sales in 1995.

NET INCOME. Net income increased $137,000 to $1,489,000 for the six periods ended June 27, 1995 compared to $1,352,000 for the six periods ended June 28, 1994. This increase is a result of the increase in income from operations noted above which was partially offset by an increase in interest expense of $68,000 due to higher interest rates.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generates its principal source of funds from net cash provided by operating activities. Net cash provided by operating activities is expected to provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants, to service debt obligations and to make quarterly cash distributions.

At June 27, 1995 the Partnership had a working capital deficiency of $2,814,000 compared to a working capital deficiency of $2,379,000 at December 27, 1994. The increase in working capital deficiency is primarily a result of borrowing $400,000 to finance equipment upgrades relating to the quality focus and the Stuffed Crust Pizza rollout. This note is due April 1, 1996. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998.


NET CASH PROVIDED BY OPERATING ACTIVITIES. For the six periods ended June 27, 1995 net cash provided by operating activities amounted to $2,489,000 compared to $2,313,000 for the six periods ended June 28, 1994. This improvement is primarily the result of the increase in net income noted above.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest nonoperating use of funds by the Partnership. Capital expenditures for the six periods ended June 27, 1995 were $554,000, of which $211,000 was for the replacement of equipment in existing restaurants. The remaining $343,000 was for quality upgrades and Stuffed Crust Pizza requirements.

FINANCING ACTIVITIES. Cash distributions declared during the first six periods of 1995 were $1,256,000 amounting to $0.32 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing general partner may deem appropriate.

During the six periods ended June 27, 1995 the Partnership's proceeds from long-term borrowings amounted to $400,000. The proceeds were used primarily to finance equipment upgrades relating to the quality focus and the Stuffed Crust Pizza rollout. The Partnership does not plan to open any new restaurants in 1995. Management anticipates spending an additional $424,000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The procedures implemented during the fourth quarter of 1994 designed to improve product quality and customer service laid the foundation for the success the Partnership is currently enjoying with Stuffed Crust Pizza. During the remainder of 1995, management will concentrate on providing a consistent, quality product whether it is a Stuffed Crust Pizza or one of the other quality products served.

The Partnership announced on July 5, 1995 that its managing general partner has authorized the purchase by the Partnership of up to 300,000 Class A Income Preference Units of limited partner interests. Such purchases which may be made either by open market purchases effected on the American Stock Exchange or otherwise or in privately negotiated transactions, may be made from time to time through December 31, 1996, depending on market factors and other conditions.

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


                           AMERICAN RESTAURANT PARTNERS, L.P.

                    COMPUTATION OF EARNINGS PER PARTNERSHIP INTEREST


                                            Three Periods Ended     Six Periods Ended
                                           ----------------------  --------------------

                                           June 27,     June 28,   June 27,    June 28,
                                             1995         1994       1995        1994
                                           ---------    ---------  --------    --------
Income before General Partners'
 interest in income of
 Operating Partnership                   $1,047,913   $  663,937   $1,504,072  $1,361,028

Priority amount attributable to
 Class A Income Preference units                 --     (227,085)          --    (454,170)
                                          ---------     --------    ---------   ---------
Balance attributable to
 all partnership interests               $1,047,913   $  436,852   $1,504,072  $  906,858
                                          =========     ========    =========   =========
Income before General Partners'
 interest in income of
 Operating Partnership                   $1,047,913   $  663,937   $1,504,072  $1,361,028

Net income attributable to
 General Partners (1%)                      (10,479)      (4,369)     (15,041)     (9,069)
                                          ---------     --------    ---------   ---------

Net income attributable to
 American Restaurant Partners, L.P.
 unitholders                             $1,037,434   $  659,568   $1,489,031  $1,351,959
                                          =========     ========    =========   =========


Net income allocated to Partners:
     Class A Income Preference           $  218,275   $  318,516   $  313,307  $  643,971
     Class B                             $  308,162   $  128,304   $  442,299  $  266,345
     Class C                             $  510,997   $  212,748   $  733,425  $  441,643


Weighted average number of
 Partnership units
 outstanding during period:
     Class A Income Preference             825,764      825,764       825,764     825,764
     Class B                             1,165,816    1,158,785     1,165,739   1,158,785
     Class C                             1,933,168    1,921,449     1,933,039   1,921,449


Net income per Partnership interest:
     Class A Income Preference           $     0.26   $     0.39   $     0.38  $     0.78
     Class B                             $     0.26   $     0.11   $     0.38  $     0.23
     Class C                             $     0.26   $     0.11   $     0.38  $     0.23


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                        By:  RMC AMERICAN MANAGEMENT, INC.
                             Managing General Partner



Date: 8/11/95            By:  /s/Hal W. McCoy
     --------                --------------------
                             Hal W. McCoy
                             President and Chief Executive Officer


Date: 8/11/95            By:  /s/Terry Freund
     --------                --------------------
                             Terry Freund
                             Chief Financial Officer