Form 10-Q
period 1995-09-26
AMERICAN RESTAURANT PARTNERS L P
filed 1995-11-13
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                        Washington, D.C.   20549


                               FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 26, 1995      Commission file number 1-9606


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


                             YES [X]    NO [ ]

                     AMERICAN RESTAURANT PARTNERS, L.P.

                                 INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------


Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          September 26, 1995 and December 27, 1994                    1


          Consolidated Statements of Income for the
          Three and Nine Periods Ended
          September 26, 1995 and September 27, 1994                   2


          Consolidated Statements of Cash Flows for
          the Nine Periods Ended September 26, 1995
          and September 27, 1994                                      3


          Notes to Consolidated Condensed Financial Statements      4-5


          Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations             6-9


Part II.  Other Information
---------------------------


Item 6.   Exhibits and Reports on Form 8-K                           10


Exhibit 11. Computation of Earnings per Partnership Interest         11

                        AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Unaudited)


                                                September 26,     December 27,
          ASSETS                                    1995              1994
         --------                                ----------        ----------

Current assets:
  Cash and cash equivalents                     $   964,194       $   843,902
  Certificate of deposit                            152,532           259,888
  Accounts receivable                                63,846            89,879
  Due from affiliates                                21,609            20,301
  Deposit with affiliate                            330,000           330,000
  Notes receivable from
   affiliates - current portion                      35,527            27,172
  Inventories                                       308,548           292,467
  Prepaid expenses                                  197,813           107,803
                                                 ----------        ----------
     Total current assets                         2,074,069         1,971,412

Net property and equipment                       12,468,847        12,712,309

Other assets:
  Franchise rights, net                           1,119,493         1,179,742
  Notes receivable from affiliates                  164,625           171,250
  Other                                             492,909           409,884
                                                 ----------        ----------
                                                $16,319,943       $16,444,597
                                                 ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Current liabilities:
  Accounts payable                              $ 1,937,490       $ 1,554,972
  Due to affiliates                                  17,077            78,976
  Accrued payroll and other taxes                   308,378           297,486
  Accrued liabilities                               773,355           785,067
  Current portion of long-term debt               1,059,435         1,557,312
  Current portion of obligations
   under capital leases                              70,752            76,248
                                                 ----------        ----------
     Total current liabilities                    4,166,487         4,350,061

  Other noncurrent liabilities                       84,068            76,746
  Long-term debt                                  8,992,917         9,229,894
  Obligations under capital leases                1,677,641         1,724,077
  General Partners' interest
    in Operating Partnership                        174,736           171,949

  Partners' capital:
     General Partners                                (3,071)           (3,347)
    Limited Partners:
      Class A Income Preference                   6,787,281         6,729,290
      Classes B and C                            (4,223,835)       (4,478,892)
    Cost in excess of carrying value
      of assets acquired                         (1,323,681)       (1,323,681)
  Notes receivable from employees                   (12,600)          (31,500)
                                                 ----------        ----------
                                                  1,224,094           891,870
                                                 ----------        ----------
                                                $16,319,943       $16,444,597
                                                 ==========        ==========

                                See accompanying notes.


                        AMERICAN RESTAURANT PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)

                                                    Three Periods Ended            Nine Periods Ended
                                                September 26,  September 27,  September 26,  September 27,
                                                     1995           1994           1995           1994
                                                 ----------     ----------     ----------      ----------
Net sales                                       $10,274,920    $ 9,843,609    $30,338,263    $28,382,085

Operating costs and expenses:
  Cost of sales                                   2,688,769      2,509,719      8,002,238      7,266,428
  Restaurant labor and benefits                   2,657,742      2,606,368      7,932,631      7,532,612
  Advertising                                       652,979        603,248      1,905,612      1,789,395
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                  1,924,647      1,805,149      5,548,228      5,153,998
  General and administrative:
   Management fees                                  713,492        683,490      2,105,836      1,969,086
   Other                                            263,148        184,275        590,013        588,977
  Depreciation and amortization                     385,728        392,404      1,109,302      1,076,838
                                                 ----------     ----------     ----------     ----------
       Income from operations                       988,415      1,058,956      3,144,403      3,004,751

Interest income                                     (12,475)       (17,085)       (29,444)       (33,775)
Interest expense                                    321,929        303,924        990,814        905,381
                                                 ----------     ----------     ----------     ----------
Income before General Partners'
  interest in income of
  Operating Partnership                             678,961        772,117      2,183,033      2,133,145

General Partners' interest in
  income of Operating Partnership                     6,790          7,721         21,831         16,790
                                                 ----------     ----------     ----------     ----------
Net income                                      $   672,171    $   764,396    $ 2,161,202    $ 2,116,355
                                                 ==========     ==========     ==========     ==========

Net income allocated to Partners:
  Class A Income Preference                     $   141,098    $   161,226    $   454,382    $   805,300
  Class B                                       $   199,784    $   226,911    $   642,091    $   493,219
  Class C                                       $   331,289    $   376,259    $   106,729    $   817,836

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                         825,764        825,764        825,764        825,764
  Class B                                         1,169,216      1,162,185      1,166,898      1,159,919
  Class C                                         1,938,834      1,927,115      1,934,971      1,923,338

Net income per Partnership interest:
  Class A Income Preference                     $      0.17    $      0.20    $      0.55    $      0.98
  Class B                                       $      0.17    $      0.20    $      0.55    $      0.43
  Class C                                       $      0.17    $      0.20    $      0.55    $      0.43

Distributions per Partnership interest:
  Class A Income Preference                     $      0.16    $      0.16    $      0.48    $      0.91
  Class B                                       $      0.16    $      0.16    $      0.48    $      0.36
  Class C                                       $      0.16    $      0.16    $      0.48    $      0.36

Pro Forma Amounts per Partnership interest
  upon expiration of Class A Income
  Preference distributions (Note 2):
  Net income                                                                                 $      0.54
  Distributions                                                                              $      0.48


                                See accompanying notes.

                        AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (Unaudited)


                                                      Nine Periods Ended
                                                September 26,     September 27,
                                                     1995              1994
                                                 ----------        ----------
Cash flows from operating activities:
  Net income                                    $ 2,161,202       $ 2,116,355
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                 1,109,302         1,076,838
    Provision for deferred rent                       7,322             8,795
    Provision for deferred compensation              18,900                --
    (Gain) Loss on disposal of assets                21,066             7,041
    General Partners' interest in net
     income of Operating Partnersip                  21,831            16,790
    Accounts receivable                              26,033            83,127
    Due from affiliates                              (1,308)           17,955
    Inventories                                     (16,081)           20,807
    Prepaid expenses                                (90,010)           10,034
    Accounts payable                                382,518            71,461
    Due to affiliates                               (61,899)          (40,995)
    Accrued payroll and other taxes                  10,892            37,113
    Accrued liabilities                             (11,712)           50,850
    Other, net                                     (104,363)          (30,763)
                                                 ----------        ----------
       Net cash provided by
         operating activities                     3,473,693         3,445,408

Cash flows from investing activities:
  Additions to property                            (810,294)       (1,870,576)
  Redemption of certificate of deposit              107,356           129,945
  Proceeds from sale of property                      4,975             3,830
  Collections of notes receivable from affiliates    13,270             6,719
  Funds advanced to affiliates                      (15,000)               --
  Decrease in restricted cash                            --           750,000
  Purchase of franchise rights                           --           (30,000)
                                                 ----------        ----------
       Net cash provided by
         investing activities                      (699,693)       (1,010,082)

Cash flows from financing activities:
  Payments on long-term borrowings               (1,134,854)       (1,046,768)
  Proceeds from short-term borrowings                    --           360,000
  Proceeds from long-term borrowings                400,000           200,000
  Payments on capital lease obligations             (51,932)          (78,115)
  Distributions to Partners                      (1,885,378)       (1,861,829)
  Proceeds from issuance of Class B and C units      37,500            18,750
  General Partners' distributions
   from Operating Partnerships                      (19,044)          (14,219)
                                                 ----------        ----------
       Net cash used in
         financing activities                    (2,653,708)       (2,422,181)
                                                 ----------        ----------
       Net increase (decrease) in
        cash and cash equivalents                   120,292            13,145

Cash and cash equivalents at beginning of period    843,902         1,233,301
                                                 ----------        ----------
Cash and cash equivalents at end of period      $   964,194       $ 1,246,446
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

3.  Distribution to Partners
    ------------------------

On October 2, 1995 the Partnership declared a distribution of $0.16 per unit, and an additional special cash distribution of $0.10 per unit, for a total of $0.26 per unit to all unitholders of record as of October 12, 1995 payable on October 27, 1995. The distribution is not reflected in the September 26, 1995 consolidated condensed financial statements.

4.  Refinancing of Debt
    -------------------

During the fourth quarter, the Partnership entered into two new loan agreements. One loan agreement allows the Partnership to borrow $1,500,000 at a fixed interest rate of 9.23% with the principal due in monthly installments of $31,223 including interest through October 2000. The second loan agreement allows the Partnership to borrow $1,300,000 at a fixed interest rate of 9.55% with the principal due in monthly installments of $16,280 including interest through October 2005. Proceeds of these loans were used to liquidate several term notes with varying due dates. The effect of the new loan agreements was to reclassify approximately $900,000 of the previous term notes in existence at September 26, 1995 from short-term to long-term and such transaction has been given retroactive effect in the accompanying balance sheet, in accordance with Financial Accounting
Standards Board Statement No. 6. In connection with the refinancing, the Partnership experienced an extraordinary charge of $142,000 in the fourth quarter due to the early extinguishment debt. The debt was refinanced to obtain a favorable interest rate.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of September 26, 1995, the Partnership operated 54 Pizza Hut restaurants and six Pizza Hut delivery/carryout facilities.

Quarter Ended September 26, 1995 Compared to Quarter
----------------------------------------------------
Ended September 27, 1994
------------------------

NET SALES. Net sales for the quarter ended September 26, 1995 increased $431,000 to $10,275,000, a 4.4% increase over the same quarter of 1994. This increase is primarily the result of the continued success of a new product, Stuffed Crust Pizza, which was introduced in April. Stuffed Crust is a pizza with a ring of mozzarella cheese hand-stuffed in the crust.

INCOME FROM OPERATIONS. Income from operations decreased $71,000 from $1,059,000 to $988,000, a 6.7% decrease from the same quarter in 1994. As a percentage of net sales, income from operations decreased from 10.8% for the third quarter of 1994 to 9.6% for the third quarter of 1995. Cost of sales increased as a percentage of net sales from 25.5% for the quarter ended September 27, 1994 to 26.2% of net sales for the quarter ended September 26, 1995. This increase is attributable to the higher food cost of Stuffed Crust Pizza and an increase in cheese prices. Restaurant labor and benefits decreased as a percentage of net sales from 26.5% in 1994 to 25.9% in 1995 due to lower benefit costs. Advertising increased from 6.1% of net sales in 1994 to 6.4% of net sales in 1995 as a result of increased print advertising aimed at increasing delivery sales. Operating expenses increased as a percentage of net sales from 18.3% for the quarter ended September 27, 1994 to 18.7% for the quarter ended September 26, 1995. This increase primarily reflects increased delivery expenses due to an increase in delivery sales resulting from the success of Stuffed Crust Pizza and additional advertising. General and administrative expense increased from 8.8% of net sales in 1994 to 9.5% of net sales in 1995 primarily due to an increase in bonuses paid as a result of the success of Stuffed Crust Pizza. Depreciation and amortization decreased as a percentage of net sales from 4.0% for the quarter ended September 27, 1994 to 3.8% for the same quarter in 1995.

NET INCOME. Net income decreased $92,000 to $672,000 for the quarter ended September 26, 1995 compared to $764,000 for the quarter ended September 27, 1994. This 12% decrease reflects the decrease in income from operations noted above and an increase in interest expense of $18,000 due to higher interest rates.

Nine Periods Ended September 26, 1995 Compared to Nine Periods
--------------------------------------------------------------
Ended September 27, 1994
------------------------

NET SALES. Net sales for the nine periods ended September 26, 1995 increased $1,956,000 to $30,338,000 from $28,382,000, a 6.9% increase over the same nine periods in 1994. Sales for comparable restaurants increased 5.3% over the first nine periods of 1994. This increase is primarily attributable to the success of a new product, Stuffed Crust Pizza.

INCOME FROM OPERATIONS. Income from operations increased $140,000 to $3,144,000 for the nine periods ended September 26, 1995, a 4.6% increase over the nine periods ended September 27, 1994. As a percentage of net sales, income from operations decreased to 10.4% for the first nine periods of 1995 compared to 10.6% for the first nine periods of 1994. Cost of sales increased as a percentage of net sales from 25.6% for the nine periods ended September 27, 1994 to 26.4% for the nine periods ended September 26, 1995. This increase is a result of promoting items, including Stuffed Crust Pizza, that have higher food costs and an increase in cheese prices. Restaurant labor and benefits decreased slightly from 26.5% of net sales in 1994 to 26.1% of net sales in 1995 primarily due to lower benefit costs. Advertising remained at 6.3% of net sales in both 1994 and 1995. Operating expenses were 18.3% of net sales in 1994 and 18.2% in 1995. General and administrative expense decreased from 9% of net sales in 1994 to 8.8% of net sales in 1995. Depreciation and amortization decreased from 3.8% of net sales in 1994 to 3.7% of net sales in 1995.

NET INCOME. Net income increased $45,000 to $2,161,000 for the nine periods ended September 26, 1995 compared to $2,116,000 for the nine periods ended September 27, 1994. This increase is a result of the increase in income from operations noted above which was partially offset by an increase in interest expense of $86,000 due to higher interest rates.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generates its principal source of funds from net cash provided by operating activities. Net cash provided by operating activities is expected to provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants, to service debt obligations and to make quarterly cash distributions.

At September 26, 1995 the Partnership had a working capital deficiency of $2,092,000 compared to a working capital deficiency of $2,379,000 at December 27, 1994. The decrease in working capital deficiency is due to a $500,000 decrease in current portion of long-term debt as a result of the retroactive recording of the fourth quarter refinancing. This decrease in working capital deficiency was partially offset by an increase in accounts payable. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998.


NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine periods ended September 26, 1995 net cash provided by operating activities amounted to $3,474,000 compared to $3,445,000 for the nine periods ended September 27, 1994. This increase is primarily the result of the increase in net income noted above.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest nonoperating use of funds by the Partnership. Capital expenditures for the nine periods ended September 26, 1995 were $810,000, of which $467,000 was for the replacement of equipment in existing restaurants. The remaining $343,000 was for quality upgrades and Stuffed Crust Pizza requirements.

FINANCING ACTIVITIES. Cash distributions declared during the first nine periods of 1995 were $1,885,000 amounting to $0.48 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing general partner may deem appropriate.

During the nine periods ended September 26, 1995 the Partnership's proceeds from long-term borrowings amounted to $400,000. The proceeds were used primarily to finance equipment upgrades relating to the quality focus and the Stuffed Crust Pizza rollout. Management anticipates spending an additional $318,000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The Partnership does not plan to open any new restaurants in 1995.

During the fourth quarter, the Partnership entered into two new loan agreements. Proceeds of these loans were used to liquidate several term notes with varying due dates. The effect of the new loan agreements was to reclassify approximately $900,000 of the previous term notes in existence at September 26, 1995 from short-term to long-term and such transaction has been given retroactive effect in the balance sheet at September 26, 1995, in accordance with Financial Accounting Standards
Board Statement No. 6. In connection with the refinancing, the Partnership experienced an extraordinary charge of $142,000 in the fourth quarter due to the early extinguishment of debt. The debt was refinanced to obtain a favorable interest rate.

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

                 PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits                                                 Page
                                                                  ----

         11. Computation of Earnings per Partnership Interest      11


    (b)  Reports on Form 8-K

         During the third quarter of 1995, the Partnership filed a Form 8-K, dated July 5, 1995, reporting that the managing general partner had authorized the purchase by the Partnership of up to 300,000 Class A Income Preference Units of limited partner interests.


                 AMERICAN RESTAURANT PARTNERS, L.P.

           COMPUTATION OF EARNINGS PER PARTNERSHIP INTEREST

                                            Three Periods Ended    Nine Periods Ended
                                           ----------------------  --------------------

                                           Sept 26,     Sept 27,   Sept 26,    Sept 27,
                                             1995         1994       1995        1994
                                           ---------    ---------  --------    --------
Income before General Partners'
 interest in income of
 Operating Partnership                   $  678,961   $  772,117   $2,183,033  $2,133,145

Priority amount attributable to
 Class A Income Preference units                 --           --           --    (454,170)
                                          ---------     --------    ---------   ---------
Balance attributable to
 all partnership interests               $  678,961   $  772,117   $2,183,033  $1,678,975
                                          =========     ========    =========   =========
Income before General Partners'
 interest in income of
 Operating Partnership                   $  678,961   $  772,117   $2,183,033  $2,133,145

Net income attributable to
 General Partners (1%)                       (6,790)      (7,721)     (21,831)    (16,790)
                                          ---------     --------    ---------   ---------

Net income attributable to
 American Restaurant Partners, L.P.
 unitholders                             $  672,171   $  764,396   $2,161,202  $2,116,355
                                          =========     ========    =========   =========


Net income allocated to Partners:
     Class A Income Preference           $  141,098   $  161,226   $  454,382  $  805,300
     Class B                             $  199,784   $  226,911   $  642,091  $  493,219
     Class C                             $  331,289   $  376,259   $1,064,729


Weighted average number of
 Partnership units
 outstanding during period:
     Class A Income Preference              825,764      825,764       825,764     825,764
     Class B                              1,169,216    1,162,185     1,166,898   1,159,919
     Class C                              1,938,834    1,927,115     1,934,971   1,923,338


Net income per Partnership interest:
     Class A Income Preference           $     0.17   $     0.20   $     0.55  $     0.98
     Class B                             $     0.17   $     0.20   $     0.55  $     0.43
     Class C                             $     0.17   $     0.20   $     0.55  $     0.43



                               SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                        By:  RMC AMERICAN MANAGEMENT, INC.
                             Managing General Partner



Date: 11/13/95            By:  /s/Hal W. McCoy
      --------                --------------------
                              Hal W. McCoy
                              President and Chief Executive Officer


Date: 11/10/95            By:  /s/Terry Freund
      --------                --------------------
                              Terry Freund
                              Chief Financial Officer