Form 10-K
period 1995-12-26
AMERICAN RESTAURANT PARTNERS L P
filed 1996-03-25
CIK 817900

12

                              UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended December 26, 1995

                             OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from _______ to _______

Commission File Number 1-9606

                      AMERICAN RESTAURANT PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)

     Delaware                                                   48-1037438
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

555 N. Woodlawn,  Suite 3102
Wichita, Kansas                                                    67208
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area  code:  (316) 684-5119

Securities registered pursuant to Section 12(b) of the Act:  None

                                                      Name of each exchange
     Title of each class                               on which registered
     -------------------                              ---------------------
Class A Income Preference Units of                        American Stock
 Limited Partner Interests                                   Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

  Indicate by check mark whether the registrant (1) has filed all reports required to be rifled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes       X             No
                               -----               -----

  Indicate  by  check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

  As of February 29, 1996 the aggregate market value of the income preference units held by non-affiliates of the registrant was $5,665,440.



                                    PART I


Item 1.   Business
------------------

General Development of Business
-------------------------------

  American Restaurant Partners, L.P., a Delaware limited partnership (the "Partnership"), was formed on April 27, 1987 for the purpose of acquiring and operating through American Pizza Partners, L.P., a Delaware limited partnership (the "Operating Partnership"), substantially all of the restaurant operations of RMC Partners, L.P. ("RMC") in connection with a public offering of Class A Income Preference units by the Partnership. The transfer of assets from RMC was completed on August 21, 1987 and the Partnership commenced operations on that date. Subsequently, the Partnership completed its public offering of 800,000 Class A Income Preference units and received net proceeds of $6,931,944.

  The Partnership is a 99% limited partner in the Operating Partnership which conducts substantially all of the business for the benefit of the Partnership. RMC American Management, Inc. ("RAM") is the managing general partner of both the Partnership and the Operating Partnership. RAM and RMC own an aggregate 1% interest in the Operating Partnership.

  As of December 26, 1995, the Partnership owned and operated 54 "Pizza Hut" restaurants and six "Pizza Hut" delivery/carryout facilities (collectively, the "Restaurants"). The Partnership did not open any new "Pizza Hut" restaurants during 1995. The following table sets forth the states in which the Partnership's Pizza Hut Restaurants are located:

                            Units Open at
                        12-26-95 and 12-27-94
                        ---------------------
     Georgia                      8
     Louisiana                    2
     Montana                     17
     Texas                       25
     Wyoming                      8
                                 --
        Total                    60
                                 ==


Financial Information About Industry Segments
---------------------------------------------

  The restaurant industry is the only business segment in which the Partnership operates.


Narrative Description of Business
---------------------------------

  The Partnership operates the Restaurants under license from Pizza Hut, Inc. ("PHI"), a subsidiary of PepsiCo, Inc. Since it was founded in 1958, PHI has become the world's largest pizza restaurant chain in terms of both sales and number of restaurants. As of February 29, 1996, there were approximately 7,700 Pizza Hut restaurants and delivery/carryout facilities with locations in all 50 states and in over 85 foreign countries. PHI owns and operates approximately 63% of these restaurants and independent franchisees own and operate approximately 37% of these restaurants.

  All Pizza Hut restaurants offer substantially the same menu items, including several varieties of pizza as well as pasta, salads and sandwiches. All food items are prepared from high quality ingredients in accordance with PHI's proprietary recipes and a special blend of spices available only from PHI. Pizza is offered in several different sizes with a thin crust, hand tossed traditional crust, or a thick crust, known as "Pan Pizza", as well as with a wide variety of toppings. Food products not prescribed by PHI may only be offered with the prior express approval of PHI.

  PHI maintains a research and development department which develops new recipes and products, tests new procedures for food preparation and approves suppliers for Pizza Hut restaurants. During 1995, PHI successfully introduced "Stuffed Crust Pizza", a pizza with a ring of mozzarella cheese hand-stuffed in the crust.

  Pizza Hut restaurants are constructed in accordance with prescribed design specifications and most are similar in exterior appearance and interior decor. The typical restaurant building is a one-story brick building with 1,800 to 3,000 square feet, including kitchen and storage areas, and features a distinctive red roof. Seating capacity ranges from 75 to 140 persons and the typical property site will accommodate parking for 30 to 70 cars. Building designs may be varied only upon request and when required to comply with local regulations or for unique marketing reasons.

  PHI  has  developed  a  system for delivery  of  pizza  and  other  food products to customers' homes or offices. Delivery has resulted in excellent growth for the Pizza Hut system from the mid 1980's through the early 1990's. As growth in the delivery segment is slowing, alternative sites of distribution is an area of the business in which PHI will concentrate development for future growth.

Franchise Agreements
--------------------

       General. The relationships between PHI and its franchisees are governed by franchise agreements (the "Franchise Agreements") . Pursuant to the Franchise Agreements, PHI franchisees are granted the right to establish and operate restaurants under the Pizza Hut system within a designated geographic area. The initial term of each Franchise Agreement is 20 years, but prior to expiration, the franchisee may renew the agreement for an additional 15 years, if not then in default. Renewals are subject to execution of the then current form of the Franchise Agreement, including the current fee schedules. Unless the franchisee fails to develop its assigned territory, PHI agrees not to establish, and not to license others to establish, restaurants within the franchisee's territory.

       Standards of Operation . PHI provides management training for employees of franchisees and each restaurant manager is required to meet certain training requirements. Standards of quality, cleanliness, service, food, beverages, decor, supplies, fixtures and equipment for Pizza Hut restaurants are prescribed by PHI. Although new standards and products may be prescribed from time to time, any revision requiring substantial expenditures by franchisees must be first proven successful through market testing conducted in 5% of all Pizza Hut restaurants. Failure to comply with the established standards is cause for termination of a Franchise Agreement by PHI and PHI has the right to inspect each restaurant to monitor compliance. Management of the Partnership believes that the existing Restaurants meet or exceed the applicable standards; neither the predecessors to RMC nor the Partnership has ever had a Franchise Agreement terminated by PHI.

    Advertising. All franchisees are required to join a cooperative advertising association ("co-op") with other franchisees within local marketing areas defined by PHI. Contributions of 2% of each restaurant's monthly gross sales (however, the contribution rate on delivery sales was or shall be as follows: 1993-1.75%; 1994 through termination of the initial term - 2%) must be made to such co-ops for the purchase of advertising through local broadcast media. The term "gross sales" shall mean gross revenues (excluding price discounts and allowances) received as payment for the beverages, food, and other goods, services and supplies sold in or from each restaurant, and gross revenues from any other business operated on the premises, excluding sales and other taxes required by law to be collected from guests. All advertisements must be approved by PHI which contributes on the same basis to the appropriate co-op for each restaurant operated by PHI. Franchisees are also required to be members of I.P.H.F.H.A., Inc. ("IPHFHA") an independent association of franchisees which, together with representatives of PHI, develops and directs national advertising and promotional programs.

  Members of IPHFHA are required to pay national dues equal to 2% of each restaurant's monthly gross sales (however, dues on delivery sales were or shall be as follows: 1993-1.75%; 1994 through termination of the initial term - 2%). Such dues are primarily used to conduct the national advertising and promotional programs. Although it is not a member of IPHFHA, PHI contributes on the same basis as members for each restaurant that PHI operates.

Effective January 1, 1996, PHI and the members of IPHFHA agreed to decrease their contribution to the co-ops by 0.5% to 1.5% of monthly gross sales and increase their national dues by 0.5% to 2.5% of monthly gross sales. The increase in national dues allows for additional buying of network television which reaches a greater audience.

  Purchase of Equipment, Supplies and Other Products. The Franchise Agreements require that all equipment, supplies and other products and materials required for operation of Pizza Hut restaurants be obtained from suppliers that meet certain standards established and approved by PHI. PFS, a wholly-owned subsidiary of PepsiCo, Inc., offers certain equipment, food products and supplies for sale to franchisees for use in their restaurants, but franchisees are not required to purchase such items from PFS. Further, PHI limits its rate of profit on PFS's sales of food, paper products and similar restaurant supplies to franchisees to a 14% gross profit and a 2.5% net pre-tax profit. Profits in excess of such amounts are returned annually on a proportionate basis to franchisees purchasing products from PFS. Because of these financial incentives, the Partnership purchases substantially all of its equipment, supplies, and other products and materials from PFS, except for produce items, which are purchased locally for each Restaurant. Most of the equipment, supplies, and other products and materials used in the Restaurant's operations, however, are commodity items that are available from numerous suppliers at market prices. Certain of the items used in preparation of the Restaurant's products currently are available only to Pizza Hut franchisees from PHI.

  Franchise Fees. Franchisees must pay monthly service fees to PHI based on each restaurant's gross sales. The monthly service fee under each of the Franchise Agreements is 4% of gross sales, or, if payment of a percentage of gross sales of alcoholic beverages is prohibited by state law, 4.5% of gross sales of food products and nonalcoholic beverages. Fees are payable monthly by the 20th day after the end of each month and franchisees are required to submit monthly gross sales data for each restaurant, as well as quarterly and annual profit and loss data on each restaurant, to PHI. In addition to the monthly service fees, an initial franchise fee of $15,000 is payable to PHI prior to the opening of each new restaurant.

  No Transfer or Assignment with Consent. No rights or interests granted to franchisees under the Franchise Agreements may be sold, transferred or assigned without the prior written consent of PHI which may not be unreasonably withheld if certain conditions are met. Additionally, PHI has a first right of refusal to purchase all or any part of a franchisee's interests if the franchisee proposes to accept a bona fide offer from a third party to purchase such interests and the sale would result in a change of control of the franchisee.

  PHI requires that the principal management officials of a franchisee retain a controlling interest in a franchisee that is a corporation or partnership.

  Default and Termination. Franchise Agreements automatically terminate in the event of the franchisee's insolvency, dissolution or bankruptcy. In addition, Franchise Agreements automatically terminate if the franchisee attempts an unauthorized transfer of a controlling interest of the franchise. PHI, at its option, may also unilaterally terminate a Franchise Agreement if the franchisee (i) is convicted of a felony, a crime of moral turpitude or another offense that adversely affects the Pizza Hut system, its trademarks or goodwill, (ii) discloses, in violation of the Agreement, confidential or proprietary information provided to it by PHI, (iii) knowingly or through gross negligence maintains false books or records or submits false reports to PHI, (iv) conducts the business so as to constitute an imminent danger to the public health, or (v) receives notices of default on three (3) or more occasions in twelve (12) months, or five (5) or more occasions in thirty-six (36) months even if each default had been cured. A termination under item (v) will affect only the individual restaurants in default, unless the defaults relate to the franchisee's entire operation, or are part of a common pattern or scheme, in which case all of the franchisee's rights will be terminated.

  Further, at its option, but only after thirty (30) days written notice of default and the franchisee's failure to remedy such default within the notice period, PHI may terminate a Franchise Agreement if the franchisee
(i) fails to make any required payments or submit required financial or other data, (ii) fails to maintain prescribed restaurant operating standards, (iii) fails to obtain any required approval or consent, (iv) misuses any of PHI's trademarks or otherwise materially impairs its goodwill, (v) conducts any business under a name or trademark that is confusingly similar to those of PHI, (vi) defaults under any lease, sublease, mortgage or deed of trust covering a restaurant, (vii) fails to procure or maintain required insurance, or (viii) ceases operation without the prior consent of PHI. Management believes that the Partnership is in compliance in all material respects with its current Franchise Agreements; neither the predecessors to RMC nor the Partnership has ever had a Franchise Agreement terminated by PHI.

  In addition to items (i) through (viii) noted in the preceding paragraph, the Franchise Agreements allow PHI to also terminate a Franchise Agreement after thirty (30) days written notice if the franchisee attempts an unauthorized transfer of less than a controlling interest. A termination under these items will affect only the individual restaurants in default, unless the defaults relate to the franchisee's entire operation, in which case all of the franchisee's rights will be terminated.

  Tradenames, Trademarks and Service Marks. "Pizza Hut" is a registered trademark of PHI. The Franchise Agreements license franchisees to use the "Pizza Hut" trademark and certain other trademarks, service marks, symbols, slogans, emblems, logos, designs and other indicia or origin in connection with their Pizza Hut restaurants and all franchisees agree to limit their use of such marks to identify their restaurants and products and not to misuse or otherwise jeopardize such marks. The success of the business of the Restaurants is significantly dependent on the ability of the Partnership to operate using these marks and names and on the continued protection of these marks and names by PHI.

  Future Expansion. Under the terms of the Franchise Agreements, the Partnership has the right to open additional Pizza Hut restaurants within certain designated territories. The Partnership is not obligated to open any new restaurants in 1996 or future years.

  Seasonality
  -----------

  Due to the seasonal nature of the restaurant business in general, the locations of many of the Restaurants near summer tourist attractions, and the severity of winter weather in the areas in which many of the Restaurants are located, the Partnership realizes approximately 40% of its operating profits in periods six through nine (18 weeks). Although this seasonal trend is likely to continue, the severity of these seasonal cycles may be lessened to the extent that the Partnership operates Pizza Hut restaurants in warmer climates and nontourist population areas in the future. The Partnership does not anticipate that the current seasonal trends will cause the Partnership's negative working capital to deteriorate even further during seasonal lows even if these trends continue.

Competition
-----------

  The retail restaurant business is highly competitive with respect to trademark recognition, price, service, food quality and location, and is often affected by changes in tastes, eating habits, national and local economic conditions, population and traffic patterns. The Restaurants compete with large regional and national chains, including both fast food and full service chains, as well as with independent restaurants offering moderately priced food. Many of the Partnership's competitors have more locations, greater financial resources, and longer operating histories than the Partnership. The Restaurants compete directly with other pizza restaurants for in-restaurant, take-out and delivery customers.

Government Regulation
---------------------

  The Partnership and the Restaurants are subject to various government regulations, including zoning, sanitation, health, safety and alcoholic beverage controls. Restaurant employment practices are also governed by minimum wage, overtime and other working condition regulations which, to date, have not had a material effect on the operation of the Restaurants. The Partnership believes that it is in compliance with all material laws and regulations which govern its business. In order to comply with the regulations governing alcoholic beverage sales in Montana, Texas and Wyoming, the licenses permitting beer sales in certain Restaurants in those states are held in the name of resident persons or domestic entities to whom they were originally issued, and are utilized by the Partnership under lease arrangements with such resident persons or entities. Because of the varying requirements of various state agencies regulating liquor and beer licenses, the Partnership Agreement provides that all Unitholders and all other holders of limited partner interests must furnish the Managing General Partner with all information it reasonably requests in order to comply with any requirements of these state agencies, and that the Partnership has the right to purchase all Units held by any person whose ownership of Units would adversely affect the ability of the Partnership to obtain or retain licenses to sell beer or wine in any Restaurant.

Employees
---------

    As of February 29, 1996, the Partnership did not have any employees. The Operating Partnership had approximately 1,450 employees at the Restaurants. Each Restaurant is managed by one restaurant manager and one or more assistant restaurant managers. Many of the other employees are employed only part-time and, as is customary in the restaurant business, turnover among the part-time employees is high. Employees at one of the Restaurants are covered by a collective bargaining agreement. The Restaurants are managed by employees of Restaurant Management Company of Wichita, Inc. (the "Management Company"), an affiliate of the Partnership, which has its principal offices in Wichita, Kansas. The Management Company has a total of 38 employees which will devote all or a significant part of their time to management of the Restaurants. In addition, the Partnership may employ certain management officials of the Management Company on a part time basis. Employee relations are believed to be satisfactory.



Financial Information About Foreign and Domestic Operations and Export
----------------------------------------------------------------------
Sales
-----

  The Partnership operates no restaurants in foreign countries.


Item 2. Properties
------------------

  The following table lists the location by state of Restaurants operated by the Partnership as of December 26, 1995.

                 Leased From         Leased From
               Unrelated Third    Affiliates of the
                  Parties         General Partners     Owned     Total
               ---------------    -----------------    -----     -----
Georgia              1                   0                7         8
Louisiana            1                   0                1         2
Montana             11                   0                6        17
Texas               15                   0               10        25
Wyoming              5                   1                2         8
                    --                  --               --        --
     Total          33                   1               26        60
                    ==                  ==               ==        ==


  Five of the properties owned by the Partnership are subject to ground leases from unrelated third parties. The property leased from an affiliate  of  the General Partners is subject to a mortgage  or  deed  of trust. Most of the properties, including that owned by an affiliate of the General Partners are leased for a minimum term of ten years and are subject to options to renew. Seven leases with initial terms of less than ten years contain renewal options extending to 1998. A low volume delivery/carryout facility whose final lease renewal option expired in 1994 is being leased on a month-to month basis while a new lease is negotiated. The Partnership believes that the few leases with shorter terms can be renewed for multiple year periods, or the property purchased, without significant difficulty or unreasonable expense.

  The amount of rent paid is either fixed or includes a fixed rental plus a percentage of the Restaurant's sales, subject, in some cases, to maximum amounts. The leases require the Partnership to pay all real estate taxes, insurance premiums, utilities, and to keep the property in general repair.

  Pizza Hut restaurants are constructed in accordance with prescribed design specifications and most are similar in exterior appearance and interior decor. The typical restaurant building is a one-story brick building with 1,800 to 3,000 square feet, including kitchen and storage areas, and features a distinctive red roof. Seating capacity ranges from 75 to 140 persons and the typical property site will accommodate parking for 30 to 70 cars. Building designs may be varied only upon request and when required to comply with local regulations or for unique marketing reasons. Typical capital costs for a restaurant facility are approximately $150,000 for land, $250,000 for the building and $135,000 for equipment and furnishings. Land costs can vary materially depending on the location of the site.

  The typical delivery/carryout facility is a 500 square foot prefabricated unit, including kitchen and storage areas, and features a distinctive red roof. The units provide delivery and carryout only and do not have dining facilities. Typical capital costs for a delivery kitchen are approximately $100,000 for land, $71,000 for the building, $45,000 for improvements, and $55,000 for equipment. Land costs can vary materially depending on the location of the site.

Item 3.  Legal Proceedings
--------------------------

  As of December 26, 1995, the Partnership was not a party to any pending legal proceedings material to its business.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  Not applicable.




                                    PART II


Item 5.  Market for the Registrant's Class A Income Preference Units and
------------------------------------------------------------------------
Related Security Holder Matters
-------------------------------

  The Partnership's Class A Income Preference Units are traded on the American Stock Exchange under the symbol "RMC". Market prices for units during 1995 and 1994 were:

Calendar Period                    High           Low
-----------------------------------------------------
1995
----
  First Quarter                    6-7/8        5-7/8
  Second Quarter                   6-3/4        5-1/2
  Third Quarter                    7            5-3/4
  Fourth Quarter                   6-15/16      5-3/4

1994
----
  First Quarter                   11-7/8       10-1/4
  Second Quarter                  10-3/4        9
  Third Quarter                    9-1/2        7-3/8
  Fourth Quarter                   8-1/4        5-7/8

  As of December 26, 1995, approximately 1,900 unitholders owned American Restaurant Partners, L.P. Class A Income Preference Units of limited partner interest. Information regarding the number of unitholders is based upon holders of record excluding individual participants in security position listings.

  Cash distributions to unitholders were:
                                              Per          Per
                                            Class A     Class B & C
Record Date            Payment Date          Unit         Unit
-------------------------------------------------------------------

1995
----
  January 12, 1995    January 27, 1995      $0.160     $0.160
  April 12, 1995      April 28, 1995         0.160      0.160
  July 12, 1995       July 28, 1995          0.160      0.160
  October 12,1995     October 27, 1995       0.260      0.260
                                             -----      -----
  Cash distributed during 1995              $0.740     $0.740
                                             =====      =====
1994
----
  January 12, 1994    January 28, 1994      $0.375     $0.100
  April 12, 1994      May 6, 1994            0.375      0.100
  July 12, 1994       July 29, 1994          0.160      0.160
  October 12,1994     October 29, 1994       0.160      0.160
                                             -----      -----
  Cash distributed during 1994              $1.070     $0.520
                                             =====      =====

    The Partnership will make quarterly distributions of "Cash Available for Distribution" with respect to the Income Preference, Class B Units, and Class C Units. "Cash Available for Distribution", consists, generally, of all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the Managing General Partner may deem appropriate. Therefore, the Partnership may experience quarters in which there is no Cash Available for Distribution. The Partnership may retain cash during certain quarters and distribute it in later quarters in order to make quarterly distributions more even.



Item 6.    Selected Financial Data
           (in thousands, except per Unit data, number of Restaurants, and average weekly sales per Restaurant)


                                                                         American Restaurant
                                                                           Partners, L.P.
                                                   -----------------------------------------------------------------
                                                                             Year Ended
                                      December 26, December 27,  December 28, December 29, December 31,
                                         1995         1994          1993         1992         1991
                                      -----------  -----------   -----------  -----------  -----------
Income statement data:
    Net sales                         $   40,004   $   37,445    $   36,070   $   34,606   $   33,376
    Income from operations                 3,890        3,587         3,688        2,966        1,626
    Net income                             2,481        2,385         3,397        3,418        1,356
    Net income per Class A
       Income Preference Unit (a)           0.63         1.04          1.72         1.72         1.21

Balance sheet data:
    Total assets                      $   16,134   $   16,445    $   17,085   $   15,906   $   16,035
    Long-term debt                        10,525       10,787        11,204        8,539       10,460
    Obligations under capital
       leases                              1,732        1,800         1,903        2,115        1,232
    Partners capital (deficiency):
       General Partners                       (3)          (3)           (3)          (3)          (4)
       Class A                             6,573        6,729         6,751        6,626        6,441
       Class B and C                      (4,688)      (4,479)       (4,416)      (4,178)      (4,704)
       Cost in excess of carrying
          value of assets acquired        (1,324)      (1,324)       (1,324)        (820)        (820)
       Notes receivable from
          employees                           (6)         (32)          (76)          --           --
    Cash dividends declared per unit:
       Class A Income Preference            0.74         1.07          1.60         1.50         1.67
       Class B                              0.74         0.52          0.50         0.40         0.57
       Class C                              0.74         0.52          0.50         0.40         0.57

Statistical data:
    Capital expenditures: (b)
       Existing Restaurants           $    1,185   $    1,093    $    2,148   $      326   $      394
       New Restaurants                        --        1,038           599           44        2,386
    Average weekly sales per
       Restaurant: (c)
         Red Roof                         12,862       12,278        12,113       10,712       10,871
         Delivery/carryout facility       12,463       11,536        10,636        8,708        8,115
         Restaurants in operation
           at end of period                   60           60            58           58           65



                       NOTES TO SELECTED FINANCIAL DATA


(a) Net income per Class A Income Preference Unit was determined by allocating the earnings in the same manner required by the Partnership Agreements for the allocation of taxable income and loss. Therefore, net income of the Operating Partnership has been allocated to the limited partners who are holders of Units first until the amount allocated equals the preference amount. The remaining net income is allocated to all partners in accordance with their respective Units in the Partnership with all outstanding Units being treated equally. The preference requirement was satisfied in May of 1994. Upon expiration of the preference, net income was allocated equally to all outstanding units.

(b) Capital expenditures include the cost of land, buildings, new and replacement restaurant equipment and refurbishment of leasehold improvements. Capital expenditures for existing restaurants represent such capitalized costs for all restaurants other than newly constructed restaurants.

(c) Average weekly sales were calculated by dividing net sales by the weighted average number of restaurants open during the period. The quotient was then divided by the number of days in the period multiplied times seven days.



Item  7.   Management's  Discussion  and  Analysis  of  Consolidated  Financial
-------------------------------------------------------------------------------
Condition and Results of Operations
-----------------------------------

Results of Operations
---------------------

The following discussion compares the Partnership's results for the years ended December 26, 1995, December 27, 1994 and December 28, 1993. This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere herein.

Net Sales
---------
Net sales for the year ended December 26, 1995 increased $2.6 million to $40 million, a 6.8% increase over the year ended December 27, 1994. Sales for comparable restaurants increased 5.6% over the prior year. This increase is primarily the result of the success of a new product, Stuffed Crust Pizza, which was introduced in April. Stuffed Crust is a pizza with a ring of mozzarella cheese hand-stuffed in the crust.

Net sales for 1994 increased $1.4 million to $37.4 million, a 3.8% increase over 1993. Sales for comparable restaurants increased 2.5% over the prior year. Same store sales growth slowed during the last half of 1994 as the Partnership rolled over large sales increases in 1993 due to the introduction of BigFoot Pizza and the success of the luncheon buffet. BigFoot is a rectangular pizza measuring 2 feet by 1 foot which appeals to the value-oriented delivery customer.


Income From Operations
----------------------
Income from operations for the year ended December 26, 1995 increased $303,000 to $3,890,000, an 8.4% increase over the prior year. As a percentage of net sales, income from operations increased from 9.6% in 1994 to 9.7% in 1995. Cost of sales increased as a percentage of net sales from 25.8% in 1994 to 26.5% in 1995. This increase is a result of promoting items, including Stuffed Crust Pizza, that have higher food costs and an increase in cheese prices. Restaurant labor and benefits decreased from 27.0% of net sales in 1994 to 26.1% of net sales in 1995 primarily due to lower benefit costs and the efficiencies achieved at higher sales levels. Advertising increased slightly from 6.3% of net sales in 1994 to 6.4% of net sales in 1995. Operating expenses as a percentage of net sales decreased from 18.5% in 1994 to 18.4% in 1995. General and administrative expense increased to 9.1% of net sales in 1995 from 9.0% of net sales in 1994. Depreciation and amortization expense remained at 3.8% of net sales for both 1994 and 1995.

Income from operations for the year ended December 27, 1994 decreased $100,000, or 2.7% from the prior year. As a percentage of net sales, income from operations decreased from 10.2% in 1993 to 9.6% in 1994. Cost of sales and labor expenses increased as a percentage of net sales during 1994 while all other operating expenses remained stable. Cost of sales as a percentage of net sales increased from 25.6% in 1993 to 25.8% in 1994. Cost of labor and benefits increased from 26.3% of net sales in 1993 to 27.0% of net sales in 1994. These increases are the result of inefficiencies experienced in the fourth quarter during the implementation of new procedures which focus on providing a consistent, quality pizza to each customer. Advertising expense decreased as a percentage of net sales from 6.4% in 1993 to 6.3% in 1994. Operating expenses were 18.5% of net sales in both 1993 and 1994. General and administrative expenses remained at 9.0% of net sales for both 1993 and 1994. Depreciation and amortization as a percentage of net sales decreased slightly from 4.0% in 1993 to 3.8% in 1994.


Net Income
----------
Net income increased $96,000 to $2,481,000 for the year ended December 26, 1995 compared to $2,385,000 for the year ended December 27, 1994. This increase is a result of the increase in income from operations noted above which was partially offset by an increase in interest expense of approximately $61,000 and a $142,000 loss on the early extinguishment of debt which was refinanced to obtain a favorable interest rate.

Net income decreased $1,013,000 from $3,397,000 for the year ended December 28, 1993 to $2,385,000 for the year ended December 27, 1994. A gain on sale of restaurants of $636,000 and a gain on fire settlement of $49,000 were included in 1993. The remaining decrease is attributable to the decrease in operating income noted above and an increase in interest expense of $233,000 due to higher interest rates.


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

At  December  26,  1995,  the Partnership had a working capital  deficiency  of
$2,218,000 compared  to a deficiency of $2,379,000 at December 27,  1994.   The
decrease in working capital deficiency is primarily a result of a $559,000 decrease in current portion of long-term debt due to certain refinancing in 1995 which was partially offset by an increase in accounts payable of $349,000. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998.

Net Cash Provided by Operating Activities
-----------------------------------------

During 1995, net cash provided by operating activities amounted to $4,382,000, an increase of $376,000 over 1994. This increase is attributable to an increase in accounts payable and the increase in income from operations noted above.

Investing Activities
--------------------

Property and equipment expenditures represent the largest investing activity by  the  Partnership.  Capital expenditures for 1995 were $1,185,000  of which $641,000 was for replacement of equipment in existing restaurants and $343,000 was for quality upgrades and Stuffed Crust Pizza requirements. The remaining $201,000 was used to purchase the land and building of a previously leased Pizza Hut restaurant from an unrelated party.

Financing Activities
--------------------

Cash distributions paid in 1995 totaled $2,919,000 and amounted to $0.74 per Class A Income Preference Unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such reserves as the managing General Partner may deem appropriate. From the inception of the Partnership in August, 1987, the Partnership paid a preference payment of $0.275 each quarter until such time as the Class A Income Preference units had received $10.00 in aggregate cash distributions. While the preference distribution was in effect, net income was allocated to the Class A Income Preference units until the amount allocated equaled the preference amount. The remaining net income was allocated to all units in accordance with their ratio to all outstanding units. The quarterly preference requirement was satisfied with the May 6, 1994 distribution. Upon expiration of the preference, net income and distributions were allocated equally to all outstanding units.

During 1995, the Partnership's proceeds from long term borrowings amounted to $3,900,000. These proceeds were used as follows: $2,800,000 to refinance debt to obtain a favorable interest rate, $200,000 to fund the acquisition of the land and building of a previously leased restaurant, and $900,000 to increase working capital. The Partnership plans to open four new restaurants in 1996. Management estimates that approximately $2,500,000 will be needed to finance the construction of the new restaurants. In addition, management plans to finance $942,000 for remodels of existing restaurants. Management anticipates spending $832,000 in 1996 for recurring replacement of equipment in existing restaurants which the Partnership expects to finance from net cash provided by operating activities.

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

On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership that will own and operate thirty-three Pizza Hut restaurants in Oklahoma. The name of the new partnership is Oklahoma Magic, L.P. ("Magic") The remaining ownership interests are held by Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of the Partnership, Hospitality Group of Oklahoma, Inc. (25%), the former owners of the thirty-three Oklahoma restaurants, and RAM (.75%), the managing general partner of the Partnership. RAM is also the managing general partner of Magic.

The  Partnership paid $3.0 million in cash for their 45% interest  in  the  new
partnership.   Intrust Bank in Wichita has interim financed  the  $3.0  million until such time as permanent financing can be obtained.

Recently Issued Accounting Standard
-----------------------------------
In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Partnership will first apply Statement 121 in the first quarter of 1996 and, based on presently available estimates and current circumstances, believes that no impairment loss will be recognized at time of adoption.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

  See the consolidated financial statements and supplementary data listed in the accompanying "Index to Consolidated Financial Statements and Supplementary Data" on Page F-1 herein. Information required for financial statement schedules under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.


Item  9.   Changes  in  and Disagreements with Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

  Not applicable.



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

  RAM, as the Managing General Partner, is responsible for the management and administration of the Partnerships under a Management Services Agreement with the Operating Partnership. Partnership management services include, but are not limited to: preparing and reviewing projections of cash flow, taxable income or loss, and working capital requirements; conducting periodic physical inspections, market surveys and continual Restaurant reviews to determine when assets should be sold and, if so, determining acceptable terms of sale; arranging any debt financing for capital improvements or the purchase of assets; supervising any litigation involving the Partnerships; preparing and reviewing Partnership reports; communicating with Unitholders; supervising and reviewing Partnership bookkeeping, accounting and audits; supervising the presentation of and reviewing Partnership state and federal tax returns; personnel functions, and supervising professionals employed by the Partnerships in connection with any of the foregoing, including attorneys, accountants and appraisers.

  The direct management of the Restaurants is performed by the Management company pursuant to a substantially identical Management Services Agreement with RAM. As compensation for management services, the Management Company will receive a management fee equal to 7% of the gross sales of the Restaurants and will be reimbursed for the cost of certain products purchased for use directly in the operation of the Restaurants and for outside legal, accounting, tax, auditing, advertising, and marketing services. Certain other expenses incurred by the Management Company which relate directly to the operation of the Restaurants, including insurance and profit sharing and incentive bonuses and related payroll taxes for supervisory personnel, shall be paid by the Operating Partnership through RAM.

  Set forth below is certain information concerning the director and executive officers of both RAM and the Management Company.

                        Present Position with the Management
                        Company and Business Experience for
Name             Age    Past 5 Years
                        ------------------------------------
Hal W. McCoy      50    Chairman, Chief Executive Officer, President
                        and sole director. McCoy holds a Bachelor of Arts degree from the University of Oklahoma. From 1970 to 1974, he was at different times Marketing Manager at PHI, where he was responsible for consumer research, market research, and market planning, and Systems Manager, where he was responsible for the design and installation of PHI's first management data processing system. In 1974, he founded the predecessor to the Management
                        Company and today owns or has controlling ownership in entities operating a combined total of 90 franchised "Pizza Hut", "Long
                        John Silver's" and "Grandy's" restaurants.

J. Leon Smith      53   Vice President.  Smith holds a Bachelor of
                        Science degree in Hotel and Restaurant
                        Management from Oklahoma State University and a Juris Doctorate from the University of Oklahoma. He has been employed by McCoy since 1974, first as Director of Operations for the Long John Silver's division and then as Director of Real Estate Development and
                        General Counsel.

Item 11. Executive Compensation
-------------------------------

     The executive officers of the Management Company perform services for all of the restaurants managed by the Management Company, including the Restaurants. Cash compensation of executive officers of the Management Company who are also officers of affiliated companies is allocated for accounting purposes among the various entities owning such restaurants on the basis of the number of restaurants each entity owns. Only the compensation of the Chief Executive Officer is shown below as the other officers' cash compensation allocable to the Restaurants does not exceed $100,000. RAM nor the Operating Partnership compensates their officers, directors or partners for services performed, and the salaries of the executive officers of the Management Company are paid out of its management fee and not directly by the Partnership.


                      SUMMARY COMPENSATION TABLE


      Name and                       Annual Compensation
      Principal
      Position                     Year     Salary    Bonus
      ---------                    ----     ------    -----

      Hal W. McCoy                 1995     76,498    62,889
        President and              1994     93,386    52,679
        Chief Executive Officer    1993     47,771    35,693


Incentive Bonus Plan
--------------------

     The Management Company maintains a discretionary supervisory incentive bonus plan (the "Incentive Bonus Plan") pursuant to which approximately 21 employees in key management positions, including Mr. McCoy are eligible to receive quarterly cash bonus payments if certain management objectives are achieved. Performance is measured each quarter and bonus payments are awarded and paid at the discretion of Mr. McCoy. The amounts paid under this plan for fiscal year 1995, 1994, and 1993 to Mr. McCoy and allocated to the Restaurants are included in the amounts shown in the cash compensation amounts set forth above. The total amount allocated to the Restaurants under the Incentive Bonus Plan for the fiscal year ended December 26, 1995 was $394,299 of which $62,889 was paid to all executive officers as a group. Bonuses paid under the Incentive Bonus Plan are paid by the Partnership.

     The Incentive Bonus Plan in effect for the fiscal year ending December 31, 1996 provides for payment of aggregate supervisory bonuses in an amount equal to 15% of the amount by which the Partnership's income from operations plus depreciation and amortization expenses exceed $1,731,500. For the fiscal year ended December 26, 1995 the Partnership's income from operations plus depreciation and amortization expenses was $5,401,169.


Class A Unit Option Plan
------------------------

     The Partnership, the Operating Partnership, RAM and the Management Company have adopted a Class A Unit Option Plan (the "Plan") pursuant to which 75,000 Class A Units are reserved for issuance to employees, including officers, of the Partnership, the Operating Partnership, RAM and the Management Company. Participants will be entitled to purchase a designated number of Units at an option price which shall be equal to the closing sales price of Units on the American Stock Exchange on the date of the grant of the option. Options granted under the Plan will be for a term to be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and shall not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. The Plan is administered by the Managing General Partner which, among other things, designates the individuals to whom options are granted, the number of Units for which such options are to be granted and other terms of grant. The executive officers have no outstanding options at December 26, 1995.


Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

                             PRINCIPAL UNITHOLDERS

     The following table sets forth, as of February 29, 1996, information with respect to persons known to the Partnership to be beneficial owners of more than five percent of the Class A Income Preference Units, Class B or Class C Units of the Partnership:

                  Name & Address        Amount & Nature
Title              of Beneficial         of Beneficial        Percent
of Class               Owner               Ownership          of Class
--------          --------------        ---------------       --------

Class A Income
Preference Units        None

Class B             Hal W. McCoy            698,479 (1)        58.67%
                    555 N. Woodlawn
                    Suite 3102
                    Wichita, KS  67208

Class B             Daniel Hesse            204,401 (2)        17.17%
                    555 N. Woodlawn
                    Suite 3102
                    Wichita, KS  67208

Class C             Hal W. McCoy          1,341,934 (1)        64.47%
                    555 N. Woodlawn
                    Suite 3102
                    Wichita, KS  67208

Class C             Daniel Hesse            234,199 (2)         7.40%
                    555 N. Woodlawn
                    Suite 3102
                    Wichita, KS  67208

(1) Hal W. McCoy beneficially owns 81.31% of RMC Partners, L.P. which owns 900,155 Class B Units and 1,604,588 Class C Units. Mr. McCoy owns 91.67% of RMC American Management, Inc. which owns 3,840 Class C Units.

(2) Daniel Hesse beneficially owns 14.48% of RMC Partners, L.P. which owns 900,155 Class B Units and 1,604,588 Class C Units. Mr. Hesse owns 4.17% of RMC American Management, Inc. which owns 3,840 Class C Units.



                       SECURITY OWNERSHIP OF MANAGEMENT


     The following table sets forth, as of February 29, 1996, the number of Class A Income Preference Units, Class B Units, or Class C Units beneficially owned by the director and by the director and executive officers of both RAM and the Management Company as a group.

Title              Name of              Amount & Nature         Percent
of Class       Beneficial Owner     of Beneficial Ownership     of Class
--------       ----------------     -----------------------     --------
   B            Hal W. McCoy                698,479 (1)           58.67%
   C            Hal W. McCoy              1,341,934 (1)           64.47%
   B            Director & all              743,592 (1)           62.46%
                officers as a group
                (2 Persons)
   C            Director & all            1,419,521 (1)           71.90%
                officers as a group
                (2 Persons)

(1) See the table under "Principal Unitholders"

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

     One of the Restaurants is located in a building owned by an affiliate of the General Partners. The lease provides for minimum annual rentals of $25,000 and is subject to additional rentals based on a percentage of sales in excess of a specified amount. The lease is a net lease, under which the lessee pays the taxes, insurance and maintenance costs. The lease is for an initial term of 15 years with options to renew for three additional five-year periods. Although this lease was not negotiated at arm's length, RMC believes that the terms and conditions thereof, including the rental rate, is not less favorable to the Partnership than would be available from unrelated parties.

Pursuant to the Management Services Agreements (Agreements) entered into June 26, 1987, the Restaurants are managed by the Management Company for a fee equal to 7% of the gross sales of the Restaurants and reimbursement of certain costs incurred for the direct benefit of the Restaurants. Neither the terms and conditions of the Agreements, nor the amount of the fee were negotiated at arm's length. Based on prior experience in managing the Restaurants, however, the Managing General Partner believes that the terms and conditions of the Management Services Agreement, including the amount of the fee, are fair and reasonable and not less favorable to the Partnership than those generally prevailing with respect to similar transactions between unrelated parties. The 7% fee approximated the actual unreimbursed costs incurred by the Managing
General Partner in managing the Restaurants when the Agreements were entered into in June of 1987. The 7% fee remains in effect for the life of the Agreements which expire December 31, 2007.



                                    PART IV


Item 14.  Exhibits, Financial Statements and Reports
----------------------------------------------------
on Form 8-K
-----------

(a) 1.
        Financial statements
        --------------------
          See "Index to Consolidated Financial Statements and Supplementary Data" which appears on page F-1 herein.

    3.  Exhibits

        The exhibits filed as part of this annual report are listed in the "Index to Exhibits" at page 28.

(b) Reports on Form 8-K

    During the third quarter of 1995, the Partnership filed a Form 8-K, dated July 5, 1995, reporting that the managing general partner had authorized the purchase by the Partnership of up to 300,000 Class A Income Preference
    Units of limited partner interests.




                               INDEX TO EXHIBITS
                                 (Item 14(a))



Exhibit
No.       Description of Exhibits                         Page/Notes

3.1       Amended and Restated  Certificate of Limited
          Partnership of American Restaurant Partners, L.P.          A
3.2       Amended and Restated Agreement of Limited
          Partnership of American Restaurant Partners, L.P.          A
3.3       Amended and Restated Certificate of Limited
          Partnership of American Pizza Partners, L.P.               A
3.4       Amended and Restated Agreement of Limited
          Partnership of American Pizza Partners, L.P.               A
4.1       Form of Class A Certificate                                A
4.2       Form of Application for Transfer of Class A Units          A
10.1      Management Services Agreement dated
          June 26, 1987 between American Pizza
          Partners, L.P. and RMC American Management, Inc.           A
10.2      Management Services Agreement dated
          June 26, 1987 between RMC American
          Management, Inc. and Restaurant Management
          Company of Wichita, Inc.                                   A
10.3      Form of Superseding Franchise Agreement
          between the Partnership and Pizza Hut, Inc.
          and schedule pursuant to Item 601 of
          Regulation S-K.                                            A
10.4      Form of Blanket Amendment to Franchise Agreements          A
10.5      Incentive Bonus Plan                                       A
10.6      Class A Unit Option Plan                                   B
10.7      Revolving Term Credit Agreement dated
          June 29, 1987 between American Pizza
          Partners, L.P. and the First National Bank
          in Wichita                                                 C
10.8      Form of 1990 Franchise Agreement between the
          Partnership and Pizza Hut, Inc. and schedule
          pursuant to Item 601 of Regulation S-K                     D
11.       Computation of Earnings per Partnership Interest           X-1
24.       Consent of Ernst & Young LLP                               F-24



A. Included as exhibits in the Partnership's Registration Statement on Form S-1 (Registration No.33-15243) dated August 20, 1987 and included herein by reference to exhibit of same number.

B. Incorporated by reference to the Partnership's Registration Statement on Form S-8 dated March 21, 1988.

C. Incorporated by reference to Exhibit 10.7 of the Partnership's Form 10-K for the year ended December 31, 1987.

D. Incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended December 31, 1991.





                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN RESTAURANT PARTNERS, L.P.
                                 (Registrant)
                        By: RMC AMERICAN MANAGEMENT, INC.
                            Managing General Partner



Date: 3/22/96           By: /s/ Hal W. McCoy
     ---------              ----------------------
                            Hal W. McCoy
                            President and
                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title                                  Date
----                        -----                                  ----


/s/ Hal W. McCoy                                                   3/22/96
------------------          President and Chief Executive Officer --------
Hal W. McCoy                (Principal Executive Officer)
                            of RMC American Management, Inc.


/s/ Terrry Freund                                                 3/22/96
------------------          Chief Financial Officer              --------
Terry Freund





                  Index to Consolidated Financial Statements
                            and Supplementary Data




The following consolidated financial statements of American Restaurant Partners, L.P. are included in Item 8:

                                                               Page
                                                               ----
Consolidated Balance Sheets as of December 26, 1995
    and December 27, 1994. . . . . . . . . . . . . . . . . .    F-3
Consolidated Statements of Income for the years ended
    December 26, 1995, December 27, 1994,
    and December 28, 1993. . . . . . . . . . . . . . . . . .    F-5
Consolidated Statements of Partners' Capital
    (Deficiency)for the years ended December 26, 1995,
    December 27, 1994, and December 28, 1993 . . . . . . . .    F-6
Consolidated Statements of Cash Flows for the
    years ended December 26, 1995, December 27, 1994,
    and December 28, 1993. . . . . . . . . . . . . . . . . .    F-7
Notes to Consolidated Financial Statements . . . . . . . . .    F-8
Supplementary Data (Unaudited)  .  . . . . . . . . . . . . .    F-23


All financial statement schedules have been omitted since the required information is not present.





                        REPORT OF INDEPENDENT AUDITORS


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We have audited the accompanying consolidated balance sheets of American Restaurant Partners, L.P. as of December 26, 1995 and December 27, 1994, and the related consolidated statements of income, partners' capital (deficiency), and cash flows for each of the three years in the period ended December 26, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American Restaurant Partners, L.P. at December 26, 1995 and December 27, 1994, and the consolidated results of its operations and its cash flows for each for the three years in the period ended December 26, 1995, in conformity with generally accepted accounting principles.



/s/ Ernst and Young


Wichita, Kansas
March 21, 1996





                         AMERICAN RESTAURANT PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS


                                                   December 26,    December 27,
          ASSETS                                       1995            1994
-------------------------------                    ------------    ------------
Current assets:
  Cash and cash equivalents (Note 9)              $    782,348    $    843,902
  Certificate of deposit (Notes 9 and 13)              232,219         259,888
  Accounts receivable                                   76,605          89,879
  Due from affiliates (Note 2)                          24,549          20,301
  Deposit with affiliate (Note 2)                      330,000         330,000
  Notes receivable from
   affiliates - current portion (Note 2)                30,872          27,172
  Inventories                                          300,413         292,467
  Prepaid expenses                                     144,036         107,803
                                                     ---------       ---------
     Total current assets                            1,921,042       1,971,412

Property and equipment, at cost
  (Notes 2,3,4,8,and 10):
  Land                                               2,592,607       2,516,897
  Buildings                                          6,239,359       6,114,052
  Restaurant equipment                               8,706,682       8,056,608
  Leasehold rights and building improvements         2,838,835       2,683,002
  Property under capital leases                      2,369,199       2,369,199
                                                    ----------      ----------
                                                    22,746,682      21,739,758
  Less accumulated depreciation and amortization    10,270,929       9,027,449
                                                    ----------      ----------
                                                    12,475,753      12,712,309

Other assets:
  Franchise rights, net of accumulated
    amortization of $625,724 ($545,452 in 1994)
    (Note 8)                                         1,099,470       1,179,742
  Notes receivable from affiliates (Note 2)            157,083         171,250
  Other                                                480,998         409,884
                                                    ----------      ----------
                                                  $ 16,134,346    $ 16,444,597
                                                    ==========      ==========





                         AMERICAN RESTAURANT PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS


                                                   December 26,    December 27,
LIABILITIES AND PARTNERS' CAPITAL                      1995            1994
---------------------------------                  ------------    ------------
Current liabilities:
  Accounts payable                                $  1,903,977    $  1,554,972
  Due to affiliates (Note 2)                            62,292          78,976
  Accrued payroll and other taxes                      319,902         297,486
  Accrued liabilities                                  786,598         785,067
  Current portion of long-term debt (Notes 3 and 9)    997,814       1,557,312
  Current portion of obligations
   under capital leases (Note 4)                        68,833          76,248
                                                    ----------      ----------
     Total current liabilities                       4,139,416       4,350,061

  Other noncurrent liabilities                          86,308          76,745
  Long-term debt (Note 3 and 9)                      9,526,948       9,229,895
  Obligations under capital leases (Note 4)          1,662,746       1,724,077
  General Partners' interest
    in Operating Partnership                           167,530         171,949

  Partners' capital (Notes 5,6,7,8,14 and 15):
    General Partners                                    (3,290)         (3,347)
    Limited Partners:
     Class A Income Preference, authorized 875,000
       units; issued 815,309 units (825,764
       units in 1994)                                6,572,923       6,729,290
     Classes B and C, issued 1,184,046 and
       1,959,874 Class B and C units, respectively
       (1,162,201 and 1,923,469 units in 1994,
       respectively                                 (4,688,254)     (4,478,892)
    Cost in excess of carrying value
     of assets acquired                             (1,323,681)     (1,323,681)
    Notes receivable from employees                     (6,300)        (31,500)
                                                    ----------      ----------
    Total partners' capital                            551,398         891,870
                                                    ----------      ----------
                                                  $ 16,134,346    $ 16,444,597
                                                    ==========      ==========




                               See accompanying notes.


                                  AMERICAN RESTAURANT PARTNERS, L.P.

                                  CONSOLIDATED STATEMENTS OF INCOME
                                     Years ended December 26, 1995,
                                December 27, 1994 and December 28, 1993

                                                       1995            1994            1993
                                                       ----            ----            ----
Net sales                                         $ 40,004,295    $ 37,445,069    $ 36,069,693

Operating costs and expenses:
  Cost of sales                                     10,599,422       9,645,875       9,237,827
  Restaurant labor and benefits (Note 14)           10,444,896      10,122,132       9,479,162
  Advertising (Note 2)                               2,549,729       2,348,785       2,308,870
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                     7,367,758       6,915,364       6,679,757
  General and administrative:
   Management fees - related party (Note 2)          2,776,768       2,598,168       2,504,277
   Other                                               864,553         791,496         742,796
  Depreciation and amortization                      1,511,158       1,435,775       1,429,227
                                                    ----------      ----------      ----------
       Income from operations                        3,890,011       3,587,474       3,687,777

Interest income                                         46,334          43,103          42,004
Interest expense                                    (1,287,776)     (1,226,319)       (992,897)
Gain on sale of restaurants to related party
  (Note 10)                                                 --              --         636,097
Gain on fire settlement (Note 11)                           --              --          49,480
                                                    ----------      ----------       ----------
                                                    (1,241,442)     (1,183,216)       (265,316)
                                                    ----------      ----------       ----------
Income before General Partners' interest
  in income of operating partnership and
  extraordinary item                                 2,648,569       2,404,258       3,422,461
General Partners' interest in
  income of Operating Partnership                       25,061          19,501          25,153
                                                    ----------      ----------      ----------
Income before extraordinary item                     2,623,508       2,384,757       3,397,308

Extraordinary loss on early extinguishment
  of debt (Note 12)                                    142,491              --              --
                                                    ----------      ----------      ----------
Net income                                        $  2,481,017    $  2,384,757    $  3,397,308
                                                    ==========      ==========      ==========

Net income allocated to Partners:
  Class A Income Preference                       $    519,316    $    861,833    $  1,421,715
  Class B                                         $    737,783    $    572,923    $    744,043
  Class C                                         $  1,223,918    $    950,001    $  1,231,550

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                            824,978         825,764         824,677
  Class B                                            1,172,025       1,160,514       1,192,443
  Class C                                            1,944,299       1,924,330       1,973,751

Income before extraordinary item per Partnership
  interest:
  Class A Income Preference                       $       0.67    $       1.04    $       1.72
  Class B                                         $       0.67    $       0.49    $       0.62
  Class C                                         $       0.67    $       0.49    $       0.62

Extraordinary loss per Partnership interest:
  Class A Income Preference                       $       0.04    $         --    $         --
  Class B                                         $       0.04    $         --    $         --
  Class C                                         $       0.04    $         --    $         --

Net income per Partnership interest:
  Class A Income Preference                       $       0.63    $       1.04    $       1.72
  Class B                                         $       0.63    $       0.49    $       0.62
  Class C                                         $       0.63    $       0.49    $       0.62

Distributions per Partnership interest:
  Class A Income Preference                       $       0.74    $       1.07    $       1.60
  Class B                                         $       0.74    $       0.52    $       0.50
  Class C                                         $       0.74    $       0.52    $       0.50

Pro Forma Amounts per Partnership interest
  upon expiration of Class A Income
  Preference distributions (Note 2):
  Net income                                                      $       0.61    $       0.85
  Distributions                                                   $       0.64    $       0.73

                                          See accompanying notes.

                                                                       AMERICAN RESTARUANT PARTNERS, L.P.

                                                           Consolidated Statements of Partners' Capital (Deficiency)

                                                   Years ended December 26, 1995, December 27, 1994, and December 28, 1993


                                 General Partners                Limited Partners
                                 ----------------  --------------------------------------------Cost in excess
                                      Class B         Class A Income           Classes B         of carrying   Notes
                                       and C            Preference               and  C             value   receivable
                                  ---------------  --------------------  ----------------------   of assets     from
                                   Units  Amounts   Units    Amounts      Units       Amounts      acquired  employees   Total
                                  ------- -------  -------  -----------  --------    ----------   ---------- ------------------
Balance at December 29, 1992       4,100  ($3,005) 822,689  $6,625,824   3,204,804  ($4,178,023)  ($819,699)       -- $1,625,097
Net Income                            --    2,515       --   1,421,715          --    1,973,078          --        --  3,397,308
Partnership distributions             --   (2,034)      --  (1,323,124)         --   (1,595,041)         --        -- (2,920,199)
Unit options exercised (Note 7)       --       --    3,075      26,737          --           --          --        --     26,737
Units sold to employees (Note 14)     --       --       --          --      25,200       75,600          --   (75,600)        --
Units exchanged with related party
  for restaurants (Note 10)         (160)    (720)      --          --    (175,931)    (791,689)         --        --   (792,409)
Units granted for purchase of
  restaurants (Note 8)                --       --       --          --      22,222      100,000          --        --    100,000
Purchases of land and buildings
  from affiliate (Note 2)             --       --       --          --          --           --    (503,982)       --   (503,982)
                                   -----   ------  -------   ---------   ---------   ----------  ----------    ------  ---------
Balance at December 28, 1993       3,940   (3,244) 825,764   6,751,152   3,076,295   (4,416,075) (1,323,681)  (75,600)   932,552

Net Income                            --    1,946       --     861,833          --    1,520,978          --        --  2,384,757
Partnership distributions             --   (2,049)      --    (883,695)         --   (1,602,545)         --        -- (2,488,289)
Units sold to employees (Note 14)     --       --       --          --       9,375       18,750          --        --     18,750
Reduction of notes receivable         --       --       --          --          --           --          --    44,100     44,100
                                   -----   ------  -------   ---------   ---------   ----------  ----------   -------    -------
Balance at December 27, 1994       3,940   (3,347) 825,764   6,729,290   3,085,670   (4,478,892) (1,323,681)  (31,500)   891,870

Net Income                            --    2,975       --     519,316          --    1,958,726          --        --  2,481,017
Partnership distributions             --   (2,918)      --    (611,015)         --   (2,304,588)         --        --  2,918,521)
Units sold to employees (Note 14)     --       --       --          --      18,750       37,500          --        --     37,500
Units issued to employees
  as compensation                     --       --       --          --      39,500       99,000          --        --     99,000
Reduction of notes receivable         --       --       --          --          --           --          --    25,200     25,200
Repurchase of Class A Units(Note 15)  --       --  (10,455)    (64,668)         --           --          --        --    (64,668)
                                   -----   ------  -------  ----------   ---------  ----------- -----------    ------   --------
Balance at December 26, 1995       3,940  ($3,290) 815,309  $6,572,923   3,143,920  ($4,688,254)($1,323,681)  ($6,300)  $551,398
                                   =====  =======  =======  ==========   =========  =========== ===========   =======   ========

                                                                                           See accompanying notes.

                        AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Years Ended December 26, 1995
                       December 27, 1994 and December 28, 1993


                                                       1995            1994            1993
                                                       ----            ----            ----
Cash flows from operating activities:
  Net income                                      $  2,481,017    $  2,384,757    $  3,397,308
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                    1,511,158       1,435,775       1,429,227
    Provision for deferred rent                          9,563          11,335         (51,092)
    Provision for deferred compensation                 25,200          44,100              --
    Unit compensation expense (Note 14)                 99,000              --              --
    Gain on sale of restaurants                             --              --        (636,097)
    Loss on disposition of assets                       20,562           6,968           8,623
    Gain on fire settlement                                 --              --         (49,480)
    General Partners' interest in net
     income of Operating Partnership                    25,061          19,501          25,153
  Net change in operating assets and liabilities:
    Accounts receivable                                 13,274          93,954         218,394
    Due from affiliates                                 (4,248)          6,876          (4,172)
    Inventories                                         (7,946)         (7,021)         12,522
    Prepaid expenses                                   (36,233)        151,851        (173,252)
    Accounts payable                                   349,005        (184,387)        122,766
    Due to affiliates                                  (16,684)         (3,353)        (25,505)
    Accrued payroll and other taxes                     22,416          23,760          21,199
    Accrued liabilities                                  1,531          73,324         (59,183)
    Other, net                                        (110,193)        (51,012)       (171,090)
                                                     ---------       ---------       ---------
  Net cash provided by
   operating activities                              4,382,483       4,006,428       4,065,321

Investing activities:
  Purchases of certificates of deposit                 (79,687)       (122,833)        (67,000)
  Redemption of certificates of deposit                107,356         129,945              --
  Additions to property and equipment               (1,185,444)     (2,130,601)     (1,389,043)
  Purchases of land and buildings from affiliate            --              --      (1,272,957)
  Proceeds from sale of property and equipment           9,630           5,329          35,463
  Purchase of restaurants                                   --              --        (700,000)
  Proceeds from sale of restaurants                         --              --       1,054,000
  Decrease (Increase) in restricted cash                    --         750,000        (750,000)
  Purchase of franchise rights                              --         (30,000)        (30,000)
  Funds advanced to affiliates                         (15,000)             --              --
  Collections of notes receivable from affiliates       25,467          11,344         286,228
  Net proceeds from fire settlement                         --              --          91,743
                                                    ----------      ----------      ----------
  Net cash used by
   investing activities                             (1,137,678)     (1,386,816)     (2,741,566)

Financing activities:
  Proceeds from short-term borrowings                       --         360,000         505,000
  Proceeds from long-term borrowings                 3,900,000         995,963       5,530,000
  Payments on short-term borrowings                         --        (360,000)       (730,000)
  Payments on long-term borrowings                  (4,162,444)     (1,412,313)     (2,865,488)
  Payments on capital lease obligations                (68,746)       (102,575)       (212,048)
  Distributions to Partners                         (2,918,521)     (2,488,289)     (3,289,085)
  Proceeds from exercise of Class A unit options            --              --          26,737
  Proceeds from issuance of Class B and C units         37,500          18,750              --
  Repurchase of Class A units                          (64,668)             --              --
  General Partners' distributions
   from Operating Partnerships                         (29,480)        (20,547)        (20,334)
                                                    ----------      ----------      ----------
  Net cash used in
   financing activities                             (3,306,359)     (3,009,011)     (1,055,218)
                                                    ----------      ----------      ----------
       Net (decrease) increase in
        cash and cash equivalents                      (61,554)       (389,399)        268,537

Cash and cash equivalents at beginning of period       843,902       1,233,301         964,764
                                                    ----------      ----------      ----------
Cash and cash equivalents at end of period        $    782,348    $    843,902    $  1,233,301
                                                    ==========      ==========      ==========

Supplemental disclosure of noncash investing and financing activities:
  During 1993, the Partnership entered into certain noncash investing and financing activities disclosed in Notes 8,10, and 14.


                                See accompanying notes.



                      AMERICAN RESTAURANT PARTNERS, L.P.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

The following is a summary of the consolidated entities' significant accounting policies.

ORGANIZATION

American  Restaurant  Partners, L.P. was formed in  connection  with  a  public offering of Class A Income Preference Units in 1987 and owns a 99% limited partnership interest in American Pizza Partners, L.P. The remaining 1% of American Pizza Partners, L.P. is owned by RMC Partners, L.P. and RMC American Management, Inc. (RAM) as the general partners.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiary, American Pizza Partners, L.P., hereinafter collectively referred to as the Partnership. All significant intercompany transactions and balances have been eliminated.

FISCAL YEAR

The Partnership operates on a 52 or 53 week fiscal year ending on the last Tuesday in December.

OPERATIONS

All of the restaurants owned by the Partnership are operated under a franchise agreement with Pizza Hut, Inc., the franchisor. The agreement grants the Partnership exclusive rights to develop and operate restaurants in certain franchise territories.

A schedule of restaurants in operation for the periods presented in the accompanying consolidated financial statements is as follows:

                                                    1995   1994   1993
                                                    ----   ----   ----
Restaurants in operation at beginning of period      60     58     58
Opened                                               --      2      2
Purchased                                            --     --      2
Sold                                                 --     --     (4)
                                                    ---    ---    ---
Restaurants in operation at end of period            60     60     58
                                                    ===    ===    ===


                  AMERICAN RESTAURANT PARTNERS, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    -------------------------------

INVENTORIES

Inventories consist of food and supplies and are stated at the lower of cost (first-in, first-out method) or market.


PROPERTY AND EQUIPMENT

Depreciation is provided by the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or improvement, whichever is shorter.

The estimated useful lives used in computing depreciation are as follows:

        Buildings                               10 to 30 years
        Restaurant equipment                     3 to  7 years
        Leasehold rights and improvements        5 to 20 years

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for renewals and betterments, which materially extend the useful lives for assets or increase their productivity, are capitalized.


FRANCHISE RIGHTS AND FEES

Agreements with the franchisor provide franchise rights for a period of 20 years and are renewable at the option of the Partnership for an additional 15 years, subject to the approval of the franchisor. Initial franchise fees are capitalized at cost and amortized by the straight-line method over periods not in excess of 30 years. Periodic franchise royalty and advertising fees, which are based on a percent of sales, are charged to operations as incurred.


                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    -------------------------------

PREOPENING COSTS

Costs incurred before a restaurant is opened, which represent the cost of staffing, advertising, and similar preopening costs, are charged to operations as incurred.

SELF INSURANCE

The Partnership is self-insured with respect to certain workers compensation risks in the state of Texas. The Partnership does maintain certain excess loss coverage with respect to such risks. The Partnership estimates its liability for the self-insured portions of the risks covered by the program and accrues appropriate reserves.

CONCENTRATION OF CREDIT RISKS

The Partnership's financial instruments that are exposed to concentration of credit risks consist primarily of cash and certificates of deposit. The Partnership places its funds into high credit quality financial institutions and, at times, such funds may be in excess of the Federal Depository insurance limit. Credit risks associated with customer sales are minimal as such sales are primarily for cash. All notes receivable from affiliates are supported by the guarantee of the majority owner of the Partnership.

INCOME TAXES

The  Partnership  is  not  subject  to  federal  or  state  income  taxes  and,
accordingly,  no  provision  for  income  taxes  has  been  reflected  in   the
accompanying consolidated financial statements. Such taxes are the responsibility of the partners based on their proportionate share of the Partnership's taxable earnings.

The Partnership became subject to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during 1993. Due to differences in the rules related to reporting income for financial statement purposes and for purposes of income tax returns by individual limited partners, the tax information sent to individual limited partners after the end of the year differed from the information contained herein. At December 26, 1995, the


                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    -------------------------------

Partnership's  reported  amount  of  its net  assets  for  financial  statement
purposes  were  less  than  the  income  tax  bases  of  such  net  assets   by
approximately $700,000.

The  Omnibus  Budget  Reconciliation Act of 1987 provides that  public  limited partnerships will become taxable entities beginning in 1998. The effect of these changes on the Partnership is uncertain at this time as the effective date is two years in the future.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

UNIT BASED COMPENSATION

The Partnership accounts for its unit based compensation under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so.

RECENTLY ISSUED ACCOUNTING STANDARD

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Partnership will first apply Statement 121 in the first quarter of 1996 and, based on presently available estimates and current circumstances, believes that no impairment loss will be recognized at time of adoption.


2.  RELATED PARTY TRANSACTIONS
    --------------------------

The Partnership has entered into a management services agreement with RAM whereby RAM will be responsible for management of the restaurants for a fee equal to 7% of the gross receipts of the restaurants. RAM has entered into a management services agreement containing substantially identical terms and conditions with Restaurant Management Company of Wichita, Inc. (the Management Company).

Affiliates of the Management Company provide various other services for the Partnership including promotional advertising. In addition to participating in advertising provided by the franchisor, an affiliated company engages in promotional activities to further enhance restaurant sales. The affiliate's fees for such services are based on the actual costs incurred and principally relate to the reimbursement of print and media costs. In exchange for advertising services


                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.  RELATED PARTY TRANSACTIONS (continued)
    --------------------------

provided directly by the affiliate, the Partnership will pay a commission based upon 15% of the advertising costs incurred. Such costs were not significant in 1995, 1994 or 1993.

The Partnership maintains a deposit with the Management Company equal to approximately one and one-half month's management fee. Such deposit, $330,000 at December 26, 1995 and December 27, 1994, may be increased or decreased at the discretion of RAM.

The Management Company maintains an incentive bonus plan whereby certain employees are eligible to receive bonus payments if specified management objectives are achieved. Such bonuses are not greater than 15% of the amount by which the Partnership's cash flow exceeds threshold amounts as determined by management. Bonuses paid under the plan are reimbursed to the Management Company by the Partnership.

Transactions with related parties (other than those described in  Notes  8  and
10) included in the accompanying consolidated financial statements and notes are summarized as follows:

                                1995            1994           1993
                                ----            ----           ----
Management fees              $2,776,768      $2,598,168      2,504,277
Management Company bonuses      356,021         378,825        342,082
Advertising commissions          99,834          74,401         73,362


The Partnership has made advances to various affiliates under notes receivable which bear interest at market rates. The advances are to be received in varying  installments  with maturities over the next  five  years  as  follows:
1996  -  $30,872:  1997  -  $31,925;  1998  -  $49,945;  1999  -  $25,011;  and
2000 - $4,993. The remaining amounts are due in varying annual installments through 2006. All such notes are guaranteed by the majority owner of the Partnership. In addition, the Partnership has certain other amounts due from and to affiliates which are on a noninterest bearing basis.


                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.  RELATED PARTY TRANSACTIONS (continued)
    --------------------------

In December 1993, the Partnership acquired previously leased land and buildings related to three existing restaurant sites. The assets were acquired from an affiliate under the General Partner's common control. The acquisition cost of $1,272,957 was based upon fair market value considerations; however, because such transaction was with a controlled party, the assets are reflected in the accounts of the Partnership at the historic cost of the affiliate. In connection with the transaction, the Partnership reduced partners' capital by $503,982 which reflects the amount paid in excess of the affiliate's historic carrying value of the assets acquired.


3.  LONG-TERM DEBT
    --------------

Long-term debt consists of the following at December 26, 1995 and December 27, 1994:

                                                1995          1994
                                                ----          ----
Notes payable to Intrust Bank in Wichita,
 payable in monthly installments
 aggregating $24,876, including interest
 at the bank's base rate plus 1%
 (10.5% at December 26, 1995)
 adjusted monthly, due at various
 dates through 1998                         $   952,818   $ 2,155,694

Notes payable to NationsBank of
 Georgia, N.A., payable in monthly
 installments aggregating $36,457,
 including interest at NationsBank
 index rate plus 1 3/4% (10.5% at
 December 26, 1995), due at various
 dates through December 2006                  1,714,965     1,954,381

Notes payable to Franchise Mortgage
 Acceptance Company payable in monthly
 installments aggregating $56,577,
 including interest at fixed rates
 of 8.95% and 10.95%, due at various
 dates through December 2009                  4,927,328     5,137,142



                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  LONG-TERM DEBT (continued)
    --------------

                                                1995          1994
                                                ----          ----
Notes payable to various banks,
 monthly installments aggregating
 $81,897, including interest at
 various fixed and floating rates
 ranging from 9.3% to 10.0% at
 December 26, 1995, due at various
 dates through October 2006                   2,929,651    1,539,990
                                             ----------   ----------
                                             10,524,762   10,787,207
Less current portion                            997,814    1,557,312
                                             ----------   ----------
                                            $ 9,526,948  $ 9,229,895
                                             ==========   ==========

All borrowings through NationsBank of Georgia, N.A. (NationsBank) are part of borrowing agreements which require, among other conditions, that the Partnership maintain certain financial ratios which include a debt to net worth ratio and a ratio of cash flow to current maturities, as defined. The Partnership has the option of converting the floating interest rate to a fixed interest rate for a period of three, five, or seven years. The fixed interest rate would be based upon the Bank's index rate plus 3 1/4%. At the end of each fixed rate period, the Partnership has the option of continuing the fixed interest rate, adjusted for changes in the index rate, or reverting back to the floating interest rate of the Bank's index rate plus 1 3/4%.

As discussed in Note 12, the Partnership refinanced certain notes to various banks during 1995.

Subsequent to December 26, 1995, the Partnership refinanced all of the NationsBank debt with a promissory note to Intrust Bank for $2,500,000 dated March 19, 1996, of which approximately $1,700,000 has been drawn. Such note matures April 1, 1997. Accordingly, the current portion of long-term debt has been classified to reflect the terms of the new agreement. The write-off of unamortized loan cost related to this refinancing was not material.

All borrowings through Franchise Mortgage Acceptance Company (FMAC) are part of loans "pooled" together with other franchisees in good standing and approved restaurant concepts, as defined, and sold to the secondary market. The Partnership has provided to FMAC a limited, contingent guarantee equal to 13% of the original loan balance ($791,352 in the aggregate at December 26, 1995), referred to as the "Performance Guarantee Amount" (PGA). The PGA is paid monthly and to the extent that the other loans in the "pool" are delinquent or in default, the amount of the PGA refund will be reduced proportionately; however, at December 26, 1995, no such loans within the Partnership's "pool" were delinquent or in default. The PGA remains in effect until


                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  LONG-TERM DEBT (continued)
    --------------

the loans are discharged, prepaid, accelerated, or mature, as defined in the secured promissory note. The interest rates for the loans are fixed at 8.95% and 10.95% for the full term of the loans. The loans require, among other conditions, that the Partnership maintain a certain fixed charge coverage ratio, as defined.

Subsequent to December 26, 1995, the Partnership entered into an additional $700,000 promissory note with Intrust Bank to fund operations and property and equipment additions. Such note matures February 1, 2001.

Also subsequent to December 26, 1995, the Partnership entered into an additional $528,000 promissory note with Intrust Bank of which $328,000 has been drawn by the Partnership to purchase property. Such note matures September 1, 1996.

All borrowings are secured by substantially all land, buildings, and equipment of the Partnership. In addition, all borrowings, except for the FMAC loans are supported by the guarantee of the majority owner of the Partnership.

Future annual long-term debt maturities, exclusive of capital lease commitments over the next five years are as follows: 1996 - $998,000; 1997 - $2,592,000; 1998 - $815,000; 1999 - $896,000; and 2000 - $878,000.

Cash  paid for interest was $1,293,773, $1,192,753, and $995,360 for the  years
ended   December  26,  1995,  December  27,  1994,  and  December   28,   1993,
respectively.


                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.  LEASES
    ------

The Partnership leases land and buildings for various restaurants under both operating and capital lease arrangements. Initial lease terms normally range from 10 to 20 years with renewal options generally available. The leases are net leases under which the Partnership pays the taxes, insurance, and maintenance costs, and they generally provide for both minimum rent payments and contingent rentals based on a percentage of sales in excess of specified amounts.

Minimum and contingent rent payments for land and buildings leased from affiliates were $27,500, $27,500, and $183,715 for the years ended December 26, 1995, December 27, 1994, and December 28, 1993, respectively.

Total minimum and contingent rent expense under all operating lease agreements were as follows:

                           1995             1994           1993
                           ----             ----           ----
Minimum rentals          $792,957         $783,895       $937,562
Contingent rentals        186,355          184,236        176,453

Future minimum payments under capital leases and noncancelable operating leases with an initial term of one year or more at December 26, 1995, are as follows:

                                           Operating
                                          Leases With        Operating
                           Capital         Unrelated        Leases With
                           Leases           Parties          Affiliates
                          ---------       -----------      ------------
     1996                $  277,948      $  720,662       $   27,500
     1997                   235,370         627,304           29,562
     1998                   232,845         508,366           30,250
     1999                   243,064         384,929           30,250
     2000                   263,516         255,646           30,250
     Thereafter           3,060,168       1,760,105           37,813
                          ---------       ---------          -------
Total minimum payments    4,312,911      $4,257,012       $  185,625
Less interest             2,581,332
                          ---------
                          1,731,579
Less current portion         68,833
                          ---------
                         $1,662,746
                          =========



                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.  LEASES (continued)
    ------

Amortization of property under capital leases, determined on the straight-line basis over the lease terms totaled $165,360, $165,360, and $192,477 for the years ended December 26, 1995, December 27, 1994, and December 28, 1993, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of income. The cost of property under capital leases was $2,369,199 at December 26, 1995 and December 27, 1994, and accumulated amortization on such property under capital leases was $957,420 and $792,060 at December 26, 1995 and December 27, 1994, respectively.


5.  LIMITED PARTNERSHIP UNITS
    -------------------------

The Partnership has three classes of Partnership Units outstanding, consisting of Class A Income Preference, Class B, and Class C Units. The Units are in the nature of equity securities entitled to participate in cash distributions of the Partnership on a quarterly basis at the discretion of RAM, the General Partner. In the event the partnership is terminated, the Unitholders will receive the remaining assets of the Partnership after satisfaction of Partnership liability and capital account requirements.

Since inception of the Partnership in August, 1987, the Partnership paid a preference payment of $0.275 each quarter until such time as the Class A Income Preference Units had received $10.00 in aggregate cash distributions. The $10.00 aggregate cash distribution requirement was satisfied with the May 6, 1994 distribution. While the preference distribution was in effect, net income was allocated to the Class A Income Preference Units until the amount allocated equaled the preference amount. The remaining net income was allocated to all partners in accordance with their respective Units in the Partnership with all outstanding Units being treated equally. As the cash distribution requirement was satisfied in the prior year, net income was allocated to all partners in accordance with their respective Units in the Partnership with all outstanding Units being treated equally.

Without the $.55 preference amount, the 1994 distribution and net income of $1.07 and $1.04, respectively, per Class A Income Preference Unit would have been $.64 and $.61, respectively.


                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6.  DISTRIBUTIONS TO PARTNERS
    -------------------------

On January 2, 1996, the Partnership declared a distribution of $.16 per Unit to all Unitholders of record as of January 12, 1996. The total distribution is not reflected in the December 26, 1995, consolidated financial statements.


7.  UNIT OPTION PLAN
    ----------------

The Partnership, RAM, and the Management Company adopted a Class A Unit Option Plan (the Plan) pursuant to which 75,000 Class A Units were reserved for issuance to employees, including officers of the Partnership, RAM, and the Management Company. The Plan is administered by the Managing General Partner which will, among other things, designate the number of Units and individuals to whom options will be granted. Participants in the Plan are entitled to purchase a designated number of Units at an option price equal to the fair market value of the Unit on the date the option is granted. Units under option are exercisable over a three-year period with 50% exercisable on the date of grant and 25% exercisable on each of the following two anniversary dates. The term of options granted under the Plan will be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and will not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. Units covered by options which expire or are terminated will again be available for option grants.

A summary of Units under options in the Plan is as follows:

                                   Units           Option Price
                                   -----           ------------

Balance at December 29, 1992        5,290          $8.50-9.625
   Exercised                       (3,075)          8.50-9.000
                                    -----           ----------
Balance at December 28, 1993 and
   December 27, 1994                2,215           8.50-9.000
   Terminated                        (500)            8.500
                                    -----           ----------
Balance at December 26, 1995        1,715          $8.50-9.000
                                    =====           ==========



                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.  UNIT OPTION PLAN (continued)
    ----------------

At  December  26,  1995, options on 625 Units were exercisable.   Unit  options
available for future grants totaled 47,521 and 47,021 at December 26, 1995 and December 27, 1994, respectively.


8.  ACQUISITIONS
    ------------

On June 2, 1993, the Partnership acquired two restaurants plus the territorial and developmental rights associated with three counties in Texas from a partnership in which the general partner was the son of the Partnership's Chairman and Principal Owner. The Partnership paid $700,000 in cash and issued 22,222 Class B and C Units. The Partnership received an opinion of a nationally recognized investment banking firm that the considerations involved in this transaction were fair from a financial point of view to the Class A Unitholders of American Restaurant Partners, L.P. A summary of the transaction is as follows:

    Fair value of the net assets acquired              $  800,000
    Value of partnership units issued                    (100,000)
                                                          -------
    Cash paid                                          $  700,000
                                                          =======

The acquisition was accounted for as a purchase with the results of operations included from the date of acquisition. The operations of the purchased restaurants are not material in relation to the Partnership's financial statements and pro forma financial information has not been presented.


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

The following methods and assumptions were used by the Partnership in estimating its fair value disclosures for financial instruments:

    Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

    Certificates of deposit: The carrying amount reported in the balance sheet for certificates of deposit approximates its fair value.



                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
    -----------------------------------

    Long-term debt: The carrying amounts of the Partnership's borrowings under its variable rate debt approximate their fair value. The fair value of the Partnership's fixed rate debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Partnership's financial instruments at December 26, 1995 are as follows:

                                        December 26, 1995
                                       --------------------
                                       Carrying        Fair
                                        Value          Value
                                       --------        -----
Cash and cash
 equivalents                         $  782,348   $   782,348
Certificates of
 deposit                                232,219       232,219
Long-term debt                       10,524,762    10,395,546


10.  NON-MONETARY TRANSACTION
     ------------------------

On July 27, 1993, the Partnership entered into a non-monetary transaction and exchanged the operating assets and related lease obligations of four low volume restaurants in Wyoming for 176,091 Class B and C Partnership Units owned by the President of the Partnership who resigned on the same date. The Partnership received an opinion of a nationally recognized investment banking firm that the consideration received by the Partnership was fair from a financial point of view to the Class A Unitholders of American Restaurant Partnership , L.P. As a result of this transaction, the Partnership recognized a gain of $636,097.

11.  FIRE SETTLEMENT
     ---------------

During the quarter ended September 28, 1993, the Partnership incurred a fire at one of its restaurants. The property was insured for replacement cost and the Partnership realized a gain of $49,480.




                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12.  EXTINGUISHMENT OF DEBT
     ----------------------

During November 1995, the Partnership refinanced notes payable to various banks for approximately $1,198,000. As a result of this transaction, the Partnership incurred an extraordinary loss of $142,491, which represents penalties incurred by the Partnership for the early extinguishment of debt and the write-off of all unamortized financing cost associated with such notes. The loan was refinanced from funds received from Heller Financial.


13.  LETTER OF CREDIT
     ----------------

At December 26, 1995, the Partnership has obtained a $50,000 letter of credit from a bank, secured by certificates of deposit for the same amount, to support obligations under its workers compensation insurance coverage.


14.  CLASS B AND C RESTRICTED UNITS SOLD TO EMPLOYEES
     ------------------------------------------------

During 1995, the Partnership issued 39,500 Class B and C units to certain employees as a bonus. This resulted in the Partnership recognizing $99,000 as compensation expense which is included under the caption of" General and administrative - other" in the accompanying statement of income.

On July 1, 1994, the Partnership entered into a Unit Purchase Agreement with certain employees whereby the employees shall purchase Class B and C Units every six months beginning July 1, 1994, and continuing until January 1, 1998. The purchase price per unit is $2.00 with a total of 75,000 units to be purchased over three and one-half years. During 1995 and 1994 the Partnership issued 18,750 and 9,375 Class B and C units for $37,500 and $18,750, respectively.

During  1993,  the  Partnership issued 25,200 Class B and C  Units  to  certain employees in exchange for notes receivable which will be forgiven by the Partnership over a three year period. The forgiveness of the note receivable balance together with interest thereon will be recognized as compensation expense over the three year period. Total compensation expense recognized in 1995 and 1994 was $25,200 and $44,100, respectively, which is included as restaurant labor and benefits in the accompanying statements of income. The Units are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units in the event the employee is terminated for an amount not to exceed $3.00 per unit.



                      AMERICAN RESTAURANT PARTNERS, L.P.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


15.  STOCKHOLDERS' EQUITY
     --------------------

During 1995, the Partnership purchased 10,155 Class A Income Preference Units for $64,668. These Units were retired by the Partnership.

16.  SUBSEQUENT EVENT
     ----------------

On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. ("Magic"), that owns and operates thirty-three Pizza Hut restaurants in Oklahoma for $3.0 million in cash. The purchase was financed by the Partnership from a note payable entered into with Intrust Bank. The remaining partnership interests in Magic are held by Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of the Partnership, Hospitality Group of Oklahoma, Inc. (25%), and RAM (.75%). The Partnership will account for the investment using the equity method of accounting.


                                        AMERICAN RESTAURANT PARTNERS, L.P.
                                               QUARTERLY RESULTS
                                                  (Unaudited)


                     First Quarter            Second Quarter           Third Quarter            Fourth Quarter
                    1995       1994          1995       1994          1995       1994          1995       1994
                 ---------------------    --------------------     ---------------------     --------------------
Net Sales        $9,067,057  9,003,190    10,996,286  9,535,286    10,274,920  9,843,609     9,666,032  9,062,984

Gross Profit      6,693,950  6,706,763     8,055,924  7,075,004     7,586,151  7,333,890     7,068,847  6,683,537

Income from
  Operations       $770,615    990,301     1,385,373    955,494       988,415  1,058,956       745,608    582,723

Net Income         $451,597    692,391     1,037,434    659,568       672,171    764,396       319,815    268,402
Net income per unit:
   Class A            $0.12       0.39          0.26       0.39          0.17       0.20 (a)      0.08       0.07
   Class B            $0.12       0.12          0.26       0.11          0.17       0.20          0.11       0.07
   Class C            $0.12       0.12          0.26       0.11          0.17       0.20          0.11       0.07


(a) Upon expiration of the preference with the May 6, 1994 distribution, net income was allocated equally to all outstanding units.





                        Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8) No. 33-20784) pertaining to the Class A Unit Option Plan of American Restaurant Partners, L.P. of our report dated March 21, 1996, with respect to the consolidated financial statements of American Restaurant Partners, L.P. included in the Annual Report (Form 10-K) for the year ended December 26, 1995.


/s/ Ernst and Young


Wichita, Kansas
March 21, 1996





                       AMERICAN RESTAURANT PARTNERS, L.P.
                COMPUTATION OF EARNINGS PER PARTNERSHIP INTEREST
                         Years ended December 26, 1995,
                   December 27, 1994, and December 28, 1993





                                               1995           1994           1993
                                           -----------    -----------    -----------
Income before General Partners'
 interest in income of Operating
 Partnership                               $ 2,506,078    $ 2,404,258    $ 3,422,461
Priority amount attributable to
 Class A Income Preference units                    --       (454,170)      (907,145)
                                             ---------      ---------      ---------
Balance attributable to all
 Partnership interests                       2,506,078      1,950,088      2,515,316
                                             =========      =========      =========

Income before General Partners'
 interest in  income of Operating
 Partnership                               $ 2,506,078    $ 2,404,258    $ 3,422,461
Net income attributable to
 General Partners (1%)                         (25,061)       (19,501)       (25,153)
                                             ---------      ---------      ---------
Net income attributable to
 American Restaruant Partners,
 L.P. unitholders                          $ 2,481,017    $ 2,384,757    $ 3,397,308
                                             =========      =========      =========

Net income allocated to Partners:
   Class A Income Preference               $   519,316    $   861,833    $ 1,421,715
   Class B                                     737,783        572,923        744,043
   Class C                                   1,223,918        950,001      1,231,550


Weighted average number of
 Partnership units outstanding
 during period:
   Class A Income Preference                   824,978        825,764        824,677
   Class B                                   1,172,025      1,160,514      1,192,443
   Class C                                   1,944,299      1,924,330      1,973,751


Income before extraordinary item
 per Partnership interest:
   Class A Income Preference               $      0.67    $      1.04    $      1.72
   Class B                                        0.67           0.49           0.62
   Class C                                        0.67           0.49           0.62

Income per Partnership
 interest:
   Class A Income Preference               $      0.63    $      1.04    $      1.72
   Class B                                        0.63           0.49           0.62
   Class C                                        0.63           0.49           0.62


