Form 10-Q
period 1996-03-26
AMERICAN RESTAURANT PARTNERS L P
filed 1996-05-10
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                           Washington, D.C.   20549


                                  FORM 10-Q


                 QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended March 26, 1996      Commission file number 1-9606


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


                             YES [X]    NO [ ]



                   AMERICAN RESTAURANT PARTNERS, L.P.

                                 INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
- -------------------------------


Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          March 26, 1996 and December 26, 1995                      1


          Consolidated Statements of Income for the
          Three Periods Ended March 26, 1996
          and March 28, 1995                                        2


          Consolidated Statements of Cash Flows for
          the Three Periods Ended March 26, 1996
          and March 28, 1995                                        3


          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           6-8


Part II.  Other Information
- ---------------------------


Item 6.   Exhibits and Reports on Form 8-K                          9





                        AMERICAN RESTAURANT PARTNERS, L.P.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                 March 26,         December 26,
          ASSETS                                    1996               1995
         --------                                 ---------          ---------

Current assets:
  Cash and cash equivalents                    $  1,326,561       $    782,348
  Certificate of deposit                            382,715            232,219
  Accounts receivable                               145,258             76,605
  Due from affiliates                                69,920             24,549
  Notes receivable from
   affiliates - current portion                      32,754             30,872
  Inventories                                       366,948            300,413
  Prepaid expenses                                  163,485            144,036
                                                 ----------         ----------
     Total current assets                         2,487,641          1,591,042

Net property and equipment                       12,952,862         12,475,753

Other assets:
  Franchise rights, net                           1,079,447          1,099,470
  Notes receivable from affiliates                  148,327            157,083
  Deposit with affiliate                            330,000            330,000
  Investment with affiliate                       2,988,498                 --
  Other                                             462,377            480,998
                                                 ----------         ----------
                                               $ 20,449,152       $ 16,134,346
                                                 ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

Current liabilities:
  Note payable                                 $  3,000,000       $         --
  Accounts payable                                2,398,109          1,903,977
  Due to affiliates                                  14,840             62,292
  Accrued payroll and other taxes                   354,882            319,902
  Accrued liabilities                               743,726            786,598
  Current portion of long-term debt               1,457,239            997,814
  Current portion of obligations
   under capital leases                              60,081             68,833
                                                 ----------         ----------
     Total current liabilities                    8,028,877          4,139,416

  Other noncurrent liabilities                       92,534             86,308
  Long-term debt                                  9,842,452          9,526,948
  Obligations under capital leases                1,656,466          1,662,746
  General Partners' interest
    in Operating Partnership                        168,128            167,530

  Partners' capital:
     General Partners                                (3,230)            (3,290)
     Limited Partners:
      Class A Income Preference                   6,585,392          6,572,923
      Classes B and C                            (4,597,786)        (4,688,254)
    Cost in excess of carrying value
      of assets acquired                         (1,323,681)        (1,323,681)
  Notes receivable from employees                        --             (6,300)
                                                 ----------         ----------
                                                    660,695            551,398
                                                 ----------         ----------
                                               $ 20,449,152       $ 16,134,346
                                                 ==========         ==========

                              See accompanying notes.




                        AMERICAN RESTAURANT PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF INCOME
                                    (Unaudited)


                                                      Three Periods Ended
                                                  March 26,          March 28,
                                                    1996               1995
                                                 ----------         ----------
Net sales                                      $  9,855,670       $  9,067,057

Operating costs and expenses:
  Cost of sales                                   2,564,027          2,373,107
  Restaurant labor and benefits                   2,574,554          2,522,886
  Advertising                                       652,570            566,708
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                  1,767,496          1,719,784
  General and administrative:
   Management fees                                  684,451            629,356
   Other                                            192,475            130,553
  Depreciation and amortization                     382,009            354,048
  Equity in loss of affiliate                        11,502                 --
                                                 ----------         ----------
       Income from operations                     1,026,586            770,615

Interest income                                      (6,995)           (11,014)
Interest expense                                    328,835            325,470
                                                 ----------         ----------
Income before General Partners'
  interest in income of
  Operating Partnership                             704,746            456,159

General Partners' interest in
  income of Operating Partnership                     7,047              4,562
                                                 ----------         ----------
Net income                                     $    697,699       $    451,597
                                                 ==========         ==========

Net income allocated to Partners:
  Class A Income Preference                    $    142,859       $     95,026
  Class B                                      $    208,490       $    134,140
  Class C                                      $    346,350       $    222,431

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                         815,309            825,764
  Class B                                         1,189,874          1,165,662
  Class C                                         1,976,654          1,932,910

Net income per Partnership interest:
  Class A Income Preference                    $       0.18       $       0.12
  Class B                                      $       0.18       $       0.12
  Class C                                      $       0.18       $       0.12

Distributions per Partnership interest:
  Class A Income Preference                    $       0.16       $       0.16
  Class B                                      $       0.16       $       0.16
  Class C                                      $       0.16       $       0.16


                              See accompanying notes.




                        AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (Unaudited)


                                                      Three Periods Ended
                                                  March 26,          March 28,
                                                    1996               1995
                                                 ----------         ----------
Cash flows from operating activities:
  Net income                                   $    697,699       $    451,597
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                   382,009            354,048
    Provision for deferred rent                       6,226              2,540
    Provision for deferred compensation               6,300              6,300
    Unit compensation expense                        15,900                 --
    Equity in loss of affiliate                      11,502                 --
    Loss on disposal of assets                        1,949             13,859
    General Partners' interest in net
     income of Operating Partnersip                   7,047              4,562
    Accounts receivable                             (68,653)            22,043
    Due from affiliates                             (45,371)             4,310
    Inventories                                     (66,535)             7,929
    Prepaid expenses                                (19,449)           (96,272)
    Accounts payable                                494,132            378,363
    Due to affiliates                               (47,452)           (53,551)
    Accrued payroll and other taxes                  34,980             11,319
    Accrued liabilities                             (42,872)          (126,271)
    Other, net                                       (9,537)            (9,114)
                                                 ----------         ----------
       Net cash provided by
         operating activities                     1,357,875            971,662

Cash flows from investing activities:
  Investment in affiliate                        (3,000,000)                --
  Purchase of certificate of deposit               (150,496)                --
  Redemption of certificate of deposit                   --            109,888
  Additions to property                            (816,810)          (280,441)
  Proceeds from sale of property                      3,924              1,400
  Collections of notes receivable from affiliates     6,874              5,638
  Funds advanced to affiliates                           --            (15,000)
                                                 ----------         ----------
       Net cash provided by
         investing activities                    (3,956,508)          (178,515)

Cash flows from financing activities:
  Payments on long-term borrowings               (1,918,563)          (371,303)
  Proceeds from long-term borrowings              2,693,492            400,000
  Proceeds from short-term borrowings             3,000,000                 --
  Payments on capital lease obligations             (15,032)           (18,129)
  Distributions to Partners                        (636,807)          (627,960)
  Proceeds from issuance of Class B and C units      30,750             18,750
  Repurchase of Class B and C units                  (4,545)                --
  General Partners' distributions
   from Operating Partnerships                       (6,449)            (6,343)
                                                 ----------         ----------
       Net cash used in
         financing activities                     3,142,846           (604,985)
                                                 ----------         ----------
       Net increase (decrease) in
        cash and cash equivalents                   544,213            188,162

Cash and cash equivalents at beginning of period    782,348            843,902
                                                 ----------         ----------
Cash and cash equivalents at end of period     $  1,326,561       $  1,032,064
                                                 ==========         ==========


                             See accompanying notes.





                      AMERICAN RESTAURANT PARTNERS, L.P.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General
    -------

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiary, American Pizza Partners, L.P., hereinafter collectively referred to as the Partnership, and have been prepared without audit. The Balance Sheet at December 26, 1995 has been derived from financial statements which have been audited by Ernst & Young, independent auditors. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 26, 1995.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership historically has realized approximately 40% of its operating profits in periods six through nine (18 weeks).


2.  Distribution to Partners
    ------------------------

On April 1, 1996 the Partnership declared a distribution of $0.16 per unit, and an additional special cash distribution of $0.10 per unit, to all unitholders of record as of April 12, 1996 payable on April 26, 1996. The distribution is not reflected in the March 26, 1996 consolidated condensed financial statements.


3.  Investment in Affiliate
    -----------------------

On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. ("Magic"), that owns and operates thirty-three Pizza Hut restaurants in Oklahoma for $3.0 million in cash. The purchase was financed by the Partnership from a short-term note payable entered into with Intrust Bank which is due July 11, 1996. The remaining partnership interests in Magic are held by Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of the Partnership, Hospitality Group of Oklahoma, Inc. (25%), the former owners of the thirty-three Oklahoma restaurants, and RAM (.75%), the managing general partner of the Partnership. RAM is also the managing general partner of Magic. The Partnership accounts for its investment in the unconsolidated affiliate using the equity method of accounting. The proforma unaudited results of operations for the three periods ended March 26, 1996 and March 28, 1995, assuming consummation of the purchase and financing of the $3.0 million note payable as of December 28, 1994 are as follows:

                                              Three Periods Ended
                                             March 26,    March 28,
                                               1996          1995
                                            ----------   ----------

Net sales                                   $9,855,670   $9,067,057
Equity in earnings (loss)                       10,978       (7,374)
Net income                                     647,478      372,101
Net income per partnership interest
  Class A Income Preference                 $     0.16   $     0.09
  Class B                                   $     0.16   $     0.09
  Class C                                   $     0.16   $     0.09




                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------

As of March 26, 1996, the Partnership operated 54 Pizza Hut restaurants and six Pizza Hut delivery/carryout facilities.


Quarter Ended March 26, 1996 Compared to Quarter Ended
- ------------------------------------------------------
March 28, 1995
- --------------

NET SALES. Net sales for the quarter ended March 26, 1996 increased $789,000 to $9,856,000, an 8.7% increase over the first quarter of 1995. This increase is is due to the successful introduction of TripleDecker pizza. TripleDecker is a blend of six cheeses sealed between two thin crusts.

INCOME FROM OPERATIONS. Income from operations increased $256,000 from $771,000 to $1,027,000, a 33.2% increase over the same quarter in 1995. As a percentage of net sales, income from operations increased to 10.4% for the quarter ended March 26, 1996 compared to 8.5% for the quarter ended March 28, 1995. Cost of sales decreased as a percentage of net sales from 26.2% for the quarter ended March 28, 1995 to 26.0% for the quarter ended March 26, 1996. Labor and benefits expense decreased as a percentage of net sales from 27.8% in 1995 to 26.1% in 1996. These decreases from prior year are primarily due to the inefficiencies experienced in 1995 during the implementation and follow-up of new procedures designed to improve product quality and customer service, and training for the Stuffed Crust Pizza rollout. Advertising increased as a percentage of net sales from 6.3% in 1995 to 6.6% in 1996 related to the introduction of TripleDecker. Operating expenses decreased to 17.9% of net sales in 1996 from 19.0% of net sales in 1995. This decrease is primarily the result of the effeciencies achieved at higher sales levels on fixed operating costs. General and administrative expenses increased from 8.3% of net sales in 1995 to 8.9% of net sales in 1996 attributable to an increase in bonuses paid due to improved operating results. Depreciation and amortization expense remained at 3.9% of net sales in both years.

NET INCOME. Net income increased $246,000 to $698,000 for the quarter ended March 26, 1996 compared to $452,000 for the quarter ended March 28, 1995. This 54.5% increase is attributable to the increase in income from operations noted above.


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

At March 26, 1996 the Partnership had a working capital deficiency of $5,541,000 compared to a working capital deficiency of $2,548,000 at December 26, 1995. The increase in working capital deficiency is primarily a result of the short-term borrowing of $3,000,000 borrowed in connection with the acquisition of a 45% interest in a newly formed limited partnership that owns and operates thirty-three Pizza Hut restaurants in Oklahoma. The Partnership plans to refinance the note on a long-term basis this year.
The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998.


NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three periods ended March 26, 1996, net cash provided by operating activities amounted to $1,358,000 compared to $972,000 for the three periods ended March 28, 1995. This increase is primarily the result of the increase in net income noted above along with an increase in accounts payable.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the three periods ended March 26, 1996 were $817,000, of which $374,000 was for the replacement of equipment in existing restaurants and $113,000 was for remodels of existing restaurants. The remaining $330,000 was for the development of new restaurants. In addition, the Partnership invested $3,000,000 in connection with its acquisition of a 45% interest in Oklahoma Magic, L.P.

FINANCING ACTIVITIES. Cash distributions declared during the first quarter of 1996 were $637,000 amounting to $0.16 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the three periods ended March 26, 1996 the Partnership's proceeds from borrowings amounted to $5,693,000. These proceeds were used as follows:
$3,000,000 to fund the acquisition of a 45% interest in a newly formed limited partnership that owns and operates thirty-three Pizza Hut restaurants in Oklahoma, $1,665,000 to refinance debt to obtain a favorable interest rate, $328,000 to develop new restaurants and $700,000 to increase working capital. The Partnership plans to open four new restaurants in 1996 with the first opening in the second quarter. Management estimates that approximately $3,200,000 will be needed to finance the construction of the new restaurants. In addition, management plans to finance $962,000 for remodels of existing restaurants. The Partnership has obtained interim financing for the planned development of new restaurants and remodels of existing restaurants, and believes that it can obtain the necessary long-term financing. Management anticipates spending an additional $458,000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.
The successful implementation of TripleDecker lead to sales increases and improved profits in the first quarter. Management anticipates sales decreases and lower profits during the second quarter of 1996 as the Partnership is climbing over the record second quarter of 1995 resulting from the introduction of Stuffed Crust Pizza.





                      PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

         None


    (b)  Reports on Form 8-K

         The Partnership filed a Form 8-K, dated March 13, 1996, reporting the acquisition of a 45% interest in Oklahoma Magic, L.P., a newly formed limited partnership that owns and operates thirty-three Pizza Hut restaurants in Oklahoma.



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AMERICAN RESTAURANT PARTNERS, L.P.
                                     (Registrant)
                          By:  RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date: 05/09/96            By:  /s/Hal W. McCoy
      --------                 --------------------
                               Hal W. McCoy
                               President and Chief Executive Officer


Date: 05/09/96            By:  /s/Terry Freund
      --------                 --------------------
                               Terry Freund
                               Chief Financial Officer