Form 10-Q
period 1996-06-25
AMERICAN RESTAURANT PARTNERS L P
filed 1996-08-09
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                           Washington, D.C.   20549


                                 FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended June 25, 1996       Commission file number 1-9606


                     AMERICAN RESTAURANT PARTNERS, L.P.
          (Exact name of registrant as specified in its charter)


           Delaware                                        48-1037438
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                       Identification)


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


                          YES [X]    NO [ ]




                    AMERICAN RESTAURANT PARTNERS, L.P.

                                  INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
- -------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          June 25, 1996 and December 26, 1995                       1


          Consolidated Statements of Income for
          the Three and Six Periods Ended
          June 25, 1996 and June 27, 1995                           2


          Consolidated Statements of Cash Flows for
          the Six Periods Ended June 25, 1996
          and June 27, 1995                                         3


          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           6-9


Part II.  Other Information
- ---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         10







                         AMERICAN RESTAURANT PARTNERS, L.P.

                        CONSOLIDATED CONDENSED BALANCE SHEETS
                                     (Unaudited)


                                                      June 25,    December 26,
          ASSETS                                        1996          1995
          ------                                      --------    -----------
Current assets:
  Cash and cash equivalents                       $    669,248    $  782,348
  Certificate of deposit                               387,651       232,219
  Accounts receivable                                   93,201        76,605
  Due from affiliates                                   14,619        24,549
  Notes receivable from
   affiliates - current portion                         33,169        30,872
  Inventories                                          344,806       300,413
  Prepaid expenses                                     158,640       144,036
                                                     ---------     ---------
     Total current assets                            1,701,334     1,591,042

Net property and equipment                          14,628,464    12,475,753

Other assets:
  Franchise rights, net                              1,059,425     1,099,470
  Notes receivable from affiliates                     141,480       157,083
  Deposit with affiliate                               330,000       330,000
  Investment in affiliate                            2,948,147            --
  Other                                                493,950       480,998
                                                    ----------    ----------
                                                  $ 21,302,800  $ 16,134,346
                                                    ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------
Current liabilities:
  Notes payable                                   $  1,681,492  $         --
  Accounts payable                                   2,519,771     1,903,977
  Due to affiliates                                     23,070        62,292
  Accrued payroll and other taxes                      293,293       319,902
  Accrued liabilities                                  896,958       786,598
  Current portion of long-term debt                    947,246       997,814
  Current portion of obligations
   under capital leases                                 50,683        68,833
                                                     ---------     ---------
     Total current liabilities                       6,412,513     4,139,416

  Other noncurrent liabilities                          94,751        86,308
  Long-term debt                                    12,602,653     9,526,948
  Obligations under capital leases                   1,650,388     1,662,746
  General Partners' interest
    in Operating Partnership                           165,635       167,530

  Partners' capital:
    General Partners                                    (3,471)       (3,290)
    Limited Partners:
     Class A Income Preference                       6,535,401     6,572,923
     Classes B and C                                (4,831,389)   (4,688,254)
    Cost in excess of carrying value
     of assets acquired                             (1,323,681)   (1,323,681)
  Notes receivable from employees                           --        (6,300)
                                                    ----------    ----------
    Total partners' capital                            376,860       551,398
                                                    ----------    ----------
                                                  $ 21,302,800  $ 16,134,346
                                                    ==========    ==========

                                See accompanying notes.


                                      AMERICAN RESTAURANT PARTNERS, L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)

                                                 Three Periods Ended              Six Periods Ended
                                                June 25,      June 27,          June 25,      June 27,
                                                   1996          1995              1996          1995
                                              -----------   -----------       -----------   -----------
Net sales                                     $ 9,887,850   $10,996,286       $19,743,520   $20,063,343

Operating costs and expenses:
  Cost of sales                                 2,550,353     2,940,362         5,114,380     5,313,469
  Restaurant labor and benefits                 2,556,734     2,752,003         5,131,288     5,274,889
  Advertising                                     668,705       685,925         1,321,275     1,252,633
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                1,729,630     1,903,797         3,497,126     3,623,581
  General and administrative:
   Management fees                                685,903       762,988         1,370,354     1,392,344
   Other                                          228,798       196,312           421,273       326,865
  Depreciation and amortization                   384,660       369,526           766,669       723,574
  Equity in loss of affiliate                      40,351            --            51,853            --
                                                ---------     ---------         ---------     ---------
       Income from operations                   1,042,716     1,385,373         2,069,302     2,155,988

Interest income                                   (10,815)       (5,955)          (17,810)      (16,969)
Interest expense                                  413,152       343,415           741,987       668,885
Gain on fire settlement                          (157,867)           --          (157,867)           --
                                                ---------     ---------         ---------     ---------
Income before General Partners'
  interest in income of
  Operating Partnership                           798,246     1,047,913         1,502,992     1,504,072

General Partners' interest in
  income of Operating Partnership                   7,982        10,479            15,030        15,041
                                                ---------     ---------         ---------     ---------
Net income                                    $   790,264   $ 1,037,434       $ 1,487,962   $ 1,489,031
                                                =========     =========         =========     =========

Net income allocated to Partners:
  Class A Income Preference                   $   161,791   $   218,275       $   304,651   $   313,307
  Class B                                     $   236,140   $   308,162       $   444,631   $   442,299
  Class C                                     $   392,333   $   510,997       $   738,680   $   733,425

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                       815,309       825,764           815,309       825,764
  Class B                                       1,189,975     1,165,816         1,189,924     1,165,739
  Class C                                       1,977,071     1,933,168         1,976,863     1,933,039

Net income per Partnership interest:
  Class A Income Preference                   $      0.20   $      0.26       $      0.37   $      0.38
  Class B                                     $      0.20   $      0.26       $      0.37   $      0.38
  Class C                                     $      0.20   $      0.26       $      0.37   $      0.38

Distributions per Partnership interest:
  Class A Income Preference                   $      0.26   $      0.16       $      0.42   $      0.32
  Class B                                     $      0.26   $      0.16       $      0.42   $      0.32
  Class C                                     $      0.26   $      0.16       $      0.42   $      0.32



                                           See accompanying notes.



                           AMERICAN RESTAURANT PARTNERS, L.P.

                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Unaudited)


                                                          Six Periods Ended
                                                       June 25,         June 27,
                                                         1996             1995
                                                       --------         --------
Cash flows from operating activities:
  Net income                                      $  1,487,962    $  1,489,031
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                      766,669         723,574
    Provision for deferred rent                          8,443           5,081
    Provision for deferred compensation                  6,300          12,600
    Unit compensation expense                           15,900              --
    Equity in loss of affiliate                         51,853              --
    Loss on disposal of assets                          14,441          14,923
    Gain on fire settlement                           (157,867)             --
    General Partners' interest in net
     income of Operating Partnership                    15,030          15,041
  Net change in operating assets and liabilities:
    Accounts receivable                                (16,596)         14,692
    Due from affiliates                                  9,930           4,042
    Inventories                                        (44,393)         (6,508)
    Prepaid expenses                                   (14,604)        (82,332)
    Accounts payable                                   615,794         455,096
    Due to affiliates                                  (39,222)        (61,379)
    Accrued payroll and other taxes                    (26,609)         50,607
    Accrued liabilities                                110,360        (100,940)
    Other, net                                         (46,764)        (44,772)
                                                     ---------       ---------
       Net cash provided by
         operating activities                        2,756,627       2,488,756

Cash flows from investing activities:
  Investment in affiliate                           (3,000,000)            --
  Purchase of certificate of deposit                  (155,432)        (50,000)
  Redemption of certificate of deposit                      --         109,888
  Additions to property                             (2,889,895)       (553,787)
  Proceeds from sale of property                         7,351           4,749
  Collections of notes receivable from affiliates       13,306          12,726
  Funds advanced to affiliates                              --         (15,000)
  Net proceeds from fire settlement                    180,437              --
                                                     ---------       ---------
       Net cash used in
         investing activities                       (5,844,233)       (491,424)

Cash flows from financing activities:
  Payments on long-term borrowings                  (2,190,431)       (745,652)
  Proceeds from long-term borrowings                 6,897,060         400,000
  Payments on capital lease obligations                (30,508)        (36,577)
  Distributions to Partners                         (1,671,232)     (1,255,919)
  Proceeds from issuance of Class B and C units         30,750          18,750
  Repurchase of Class B and C units                    (44,208)             --
  General Partners' distributions
   from Operating Partnerships                         (16,925)        (12,686)
                                                     ---------       ---------
       Net cash provided by
        (used in) financing activities               2,974,506      (1,632,084)
                                                     ---------       ---------
       Net increase in
        cash and cash equivalents                     (113,100)        365,248

Cash and cash equivalents at beginning of period       782,348         843,902
                                                     ---------       ---------
Cash and cash equivalents at end of period        $    669,248    $  1,209,150
                                                     =========       =========

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


2.  Distribution to Partners
    ------------------------
On July 1, 1996 the Partnership declared a distribution of $0.16 per unit to all unitholders of record as of July 12, 1996 payable on July 26, 1996. The distribution is not reflected in the June 25, 1996 consolidated condensed financial statements.


3.  Investment in Affiliate
    -----------------------
On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. ("Magic"), that owns and operates thirty-three Pizza Hut restaurants in Oklahoma for $3.0 million in cash. The purchase was financed by the Partnership from a short-term note payable entered into with Intrust Bank which was refinanced on a long-term basis on July 30, 1996. The remaining partnership interests in Magic are held by Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of the Partnership, Hospitality Group of Oklahoma, Inc. (25%), the former owners of the thirty-three Oklahoma restaurants, and RAM (.75%), the managing general partner of the Partnership. RAM is also the managing general partner of Magic. The Partnership accounts for its investment in the unconsolidated affiliate using the equity method of accounting. The proforma unaudited results of operations for the six periods ended June 25, 1996 and June 27, 1995, assuming consummation of the purchase and financing of the $3.0 million note payable as of December 28, 1994 are as follows:

                                            Six Periods Ended
                                         June 25,       June 27,
                                           1996           1995
                                        -----------   -----------
Net sales                               $19,743,520   $20,063,343
Equity in earnings (loss)                   (14,751)      102,383
Net income                                1,413,856     1,447,586
Net income per partnership interest
  Class A Income Preference             $      0.36   $      0.37
  Class B                               $      0.36   $      0.37
  Class C                               $      0.36   $      0.37


4.  Fire settlement
    ---------------
During the quarter ended June 25, 1996, the Partnership incurred a fire at one of its restaurants. The property was insured for replacement cost and the Partnership realized a gain of $157,867.





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
- ---------------------
As  of  June 25, 1996, the Partnership operated 55 Pizza
Hut restaurants and six Pizza Hut delivery/carryout facilities.

Quarter Ended June 25, 1996 Compared to Quarter Ended
- -----------------------------------------------------
June 27, 1995
- -------------
NET SALES. Net sales for the quarter ended June 25, 1996 decreased $1,108,000 from $10,996,000 to $9,888,000, a 10.1%
decrease from the second quarter of 1995. Comparable restaurant sales decreased 9.4%. This decrease was expected and was the result of the success of the roll-out of Stuffed Crust pizza last year during the second quarter.

INCOME FROM OPERATIONS. Income from operations decreased $342,000 from $1,385,000 to $1,043,000, a 24.7% decrease from the same quarter in 1995. As a percentage of net sales, income from operations decreased to 10.5% for the quarter ended June 25, 1996 compared to 12.6% for the quarter ended June 27, 1995. Cost of sales decreased as a percentage of net sales from 26.7% for the quarter ended June 27, 1995 to 25.8% for the quarter ended June 25, 1996. This decrease is attributable to the higher food cost experienced during the introduction of Stuffed Crust pizza which produced sales increases during the second quarter last year. Labor and benefits expense increased as a percentage of net sales from 25.0% in 1995 to 25.9% in 1996 due to the lower sales volumes attained this year. Advertising increased as a percentage of net sales from 6.2% in 1995 to 6.8% in 1996 as a result of increased advertising in 1996 to minimize the sales decreases experienced while climbing over last year's successful introduction of Stuffed Crust pizza. Operating expenses increased to 17.5% of net sales in 1996 from 17.3% of net sales in 1995 primarily attributable to the effects of lower sales volumes on fixed operating costs. General and administrative expenses increased from 8.7% of net sales in 1995 to 9.2% of net sales in 1996. Depreciation and amortization expense increased from 3.4% of net sales in 1995 to 3.9% of net sales in 1996 due to construction of new restaurants and remodels of existing restaurants. Equity in loss of affiliate amounted to 0.4% of net sales for the quarter ended June 25, 1996.

NET INCOME. Net income decreased $247,000 to $790,000 for the quarter ended June 25, 1996 compared to $1,037,000 for the quarter ended June 27, 1995. This 23.8% decrease is attributable to the decrease in income from operations noted above combined with an increase in interest expense of $70,000, which was offset by a $158,000 gain on fire settlement.


Six Periods Ended June 25, 1996 Compared to Six Periods
- -------------------------------------------------------
Ended June 27, 1995
- -------------------
NET SALES. Net sales for the six periods ended June 25, 1996 decreased $319,000 from $20,063,000 to $19,744,000, a 1.6%
decrease from the first six periods of 1995. Comparable restaurant sales decreased 1.2%. This decrease was the result of climbing over the successful roll-out of Stuffed Crust pizza last year during the second quarter.

INCOME FROM OPERATIONS. Income from operations decreased $87,000 from $2,156,000 to $2,069,000, a 4.0% decrease from the first six periods of 1995. As a percentage of net sales, income from operations decreased to 10.5% for the six periods ended June 25, 1996 compared to 10.7% for the six periods ended June 27, 1995. Cost of sales decreased as a percentage of net sales from 26.5% for the six periods ended June 27, 1995 to 25.9% for the six periods ended June 25, 1996 primarily due to the higher food cost experienced during the introduction of Stuffed Crust pizza which produced sales increases last year. Labor and benefits expense decreased as a percentage of net sales from 26.3% in 1995 to 26.0% in 1996. This decrease is attributable to the inefficiencies experienced during the first quarter of 1995 during the implementation and follow-up of new procedures designed to improve product quality and customer service. Advertising increased as a percentage of net sales from 6.2% in 1995 to 6.7% in 1996 due to increased advertising for the introduction of TripleDecker and to minimize the sales decreases experienced while climbing over last year's successful introduction of Stuffed Crust pizza. Operating expenses decreased from 18.1% of net sales in 1995 to 17.7% of net sales in 1996 due to lower insurance and maintenance costs. General and administrative expenses increased from 8.7% of net sales in 1995 to 9.0% of net sales in 1996. Depreciation and amortization expense increased from 3.4% of net sales in 1995 to 3.9% of net sales in 1996 due to the construction of new restaurants and remodels of existing restaurants.

NET  INCOME.  Net income decreased $1,000 to $1,488,000 for  the six periods ended June 25, 1996 compared to $1,489,000 for the six periods ended June 27, 1995. The 1996 amount includes a gain on fire settlement of $158,000. This gain was offset by the decrease in income from operations noted above and a $73,000 increase in interest expense due to increased borrowings.


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

At   June  25,  1996  the  Partnership  had  a  working  capital
deficiency  of  $4,711,000   compared  to  a  working   capital
deficiency of $2,548,000 at December 26, 1995. The increase in working capital deficiency is primarily a result of short-term borrowings for the construction of new restaurants. The Partnership plans to refinance the notes on a long-term basis upon completion of the restaurants. The remaining increase in working capital deficiency is the result of an increase in accounts payable of $616,000. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998.


NET CASH PROVIDED BY OPERATING ACTIVITIES. For the six periods ended June 25, 1996, net cash provided by operating activities amounted to $2,757,000 compared to $2,489,000 for the six periods ended June 27, 1995. This increase is primarily the result of the increase in accounts payable and accrued liabilities.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the six periods ended June 25, 1996 were $2,890,000, of which $978,000 was for the replacement of equipment in existing restaurants and $406,000 was for remodels of existing restaurants. The remaining $1,506,000 was for the development of new restaurants. In addition, the Partnership invested $3,000,000 in connection with its acquisition of a 45% interest in Oklahoma Magic, L.P.

FINANCING ACTIVITIES. Cash distributions declared during the six periods ended June 25, 1996 were $1,671,000 amounting to $0.42 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the six periods ended June 25, 1996 the Partnership's proceeds from borrowings amounted to $6,897,000. These proceeds were used as follows: $3,000,000 to fund the acquisition of a 45% interest in a newly formed limited partnership that owns and operates thirty-three Pizza Hut restaurants in Oklahoma, $1,665,000 to refinance debt to obtain favorable terms, $1,109,000 to develop new restaurants, $382,000 for remodels of existing restaurants and $741,000 to increase operating capital. The Partnership opened one new restaurant and relocated another to a better location during the second quarter. The Partnership plans to open two red roof restaurants, three delivery/carryout facilities and two convenience store locations during the remainder of 1996. Management estimates that approximately $2,478,000 will be needed to finance the construction of the new restaurants. In addition, management plans to finance an additional $556,000 for remodels of existing restaurants. The Partnership has obtained interim financing for the planned development of new restaurants and remodels of existing restaurants, and believes that it can obtain the necessary long-term financing. Management anticipates spending an additional $296,000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities. Management anticipated that sales and profits would be down for the second quarter of 1996 as the Partnership was climbing over the successful introduction of Stuffed Crust pizza in 1995. During the remainder of 1996, management will continue to focus on increasing customer satisfaction and thereby increasing sales and cash flow.

During the third quarter, the Partnership entered into a new loan agreement. Proceeds of this loan were used to liquidate several term notes with varying due dates. The effect of the new loan agreement was to reclassify $4,665,000 of the previous term notes in existence at June 25, 1996 from short-term to long-term and such transaction has been given retroactive effect in the balance sheet at June 25, 1996, in accordance with Financial Accounting Standards Board Statement No. 6.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. Although the Partnership believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, consumer demand and market acceptance risk, the effect of economic conditions, including interest rate fluctations, the impact of competing restaurants and concepts, the cost of commodities and other food products, labor shortages and costs and other risks detailed in the Partnership's Securities and Exchange Commission filings.




                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

    (a)  Exhibits

         None


    (b)  Reports on Form 8-K

         During the fiscal period covered by this Form 10-Q, the Partnership filed a Form 8-K/A related to the acquisition of a 45% interest in Oklahoma Magic, L.P. reported on Form 8-K dated March 13, 1996.





                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:                    By:
       ---------             --------------------------
                             Hal W. McCoy
                             President and Chief Executive Officer



Date:                    By:
       ---------             -------------------------
                             Terry Freund
                             Chief Financial Officer