Form 10-Q
period 1996-09-24
AMERICAN RESTAURANT PARTNERS L P
filed 1996-11-07
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended September 24, 1996    Commission file number 1-9606


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


                          YES [X]    NO [ ]




                 AMERICAN RESTAURANT PARTNERS, L.P.

                               INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          September 24, 1996 and December 26, 1995                  1


          Consolidated Statements of Income for
          the Three and Nine Periods Ended
          September 24, 1996 and September 26, 1995                 2


          Consolidated Statements of Cash Flows for
          the Nine Periods Ended September 24, 1996
          and September 26, 1995                                    3


          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           6-9


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         10







                         AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Unaudited)


                                                 September 24,    December 26,
          ASSETS                                     1996             1995
          ------                                 ------------     ------------
Current assets:
  Cash and cash equivalents                     $    967,835     $    782,348
  Certificate of deposit                             338,710          232,219
  Accounts receivable                                130,838           76,605
  Due from affiliates                                 20,892           24,549
  Notes receivable from
   affiliates - current portion                       34,508           30,872
  Inventories                                        357,570          300,413
  Prepaid expenses                                   228,491          144,036
                                                  ----------       ----------
     Total current assets                          2,078,844        1,591,042

Net property and equipment                        15,584,680       12,475,753

Other assets:
  Franchise rights, net                            1,075,153        1,099,470
  Notes receivable from affiliates                   132,415          157,083
  Deposit with affiliate                             330,000          330,000
  Investment in affiliate                          2,678,078               --
  Other                                              663,519          480,998
                                                  ----------       ----------
                                                $ 22,542,689     $ 16,134,346
                                                  ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Notes payable                                 $  3,211,605     $         --
  Accounts payable                                 2,475,089        1,903,977
  Due to affiliates                                   26,449           62,292
  Accrued payroll and other taxes                    284,269          319,902
  Accrued liabilities                              1,055,430          786,598
  Current portion of long-term debt                1,038,013          997,814
  Current portion of obligations
   under capital leases                               41,261           68,833
                                                  ----------       ----------
     Total current liabilities                     8,132,116        4,139,416

  Other noncurrent liabilities                        97,268           86,308
  Long-term debt                                  12,815,113        9,526,948
  Obligations under capital leases                 1,643,879        1,662,746
  General Partners' interest
    in Operating Partnership                         158,489          167,530

  Partners' capital:
    General Partners                                  (4,169)          (3,290)
    Limited Partners:
     Class A Income Preference                     6,390,898        6,572,923
     Classes B and C                              (5,367,224)      (4,688,254)
    Cost in excess of carrying value
     of assets acquired                           (1,323,681)      (1,323,681)
  Notes receivable from employees                         --           (6,300)
                                                  ----------       ----------
    Total partners' capital                         (304,176)         551,398
                                                  ----------       ----------
                                                $ 22,542,689     $ 16,134,346
                                                  ==========       ==========


                                See accompanying notes.




                                      AMERICAN RESTAURANT PARTNERS, L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)

                                                 Three Periods Ended             Nine Periods Ended
                                                Sept. 24,     Sept. 26,         Sept. 24,     Sept. 26,
                                                  1996          1995              1996          1995
                                              -----------   -----------       -----------  ------------
Net sales                                     $10,032,758   $10,274,920       $29,776,278   $30,338,263

Operating costs and expenses:
  Cost of sales                                 2,736,810     2,688,469         7,851,190     8,002,238
  Restaurant labor and benefits                 2,593,929     2,657,742         7,725,217     7,932,631
  Advertising                                     732,905       652,979         2,054,180     1,905,612
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                1,993,365     1,924,947         5,490,491     5,548,228
  General and administrative:
   Management fees                                697,636       713,492         2,067,990     2,105,836
   Other                                          207,381       263,148           628,654       590,013
  Depreciation and amortization                   439,865       385,728         1,206,534     1,109,302
  Equity in loss of affiliate                     270,069            --           321,928            --
                                               ----------    ----------        ----------    ----------
       Income from operations                     360,798       988,415         2,430,094     3,144,403

Interest income                                    (7,486)      (12,475)          (25,296)      (29,444)
Interest expense                                  439,774       321,929         1,181,761       990,814
Gain on fire settlement                                --            --          (157,867)           --
                                               ----------    ----------        ----------    ----------
Income before General Partners'
  interest in income of
  Operating Partnership                           (71,490)      678,961         1,431,496     2,183,033

General Partners' interest in
  income of Operating Partnership                    (715)        6,790            14,315        21,831
                                               ----------    ----------        ----------    ----------
Net income                                    $   (70,775) $    672,171       $ 1,417,181   $ 2,161,202
                                               ==========    ==========        ==========    ==========

Net income allocated to Partners:
  Class A Income Preference                   $   (14,489)  $   141,098       $   290,150   $   454,382
  Class B                                     $   (21,169)  $   199,784       $   423,614   $   642,091
  Class C                                     $   (35,117)  $   331,289       $   703,417   $ 1,064,729

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                       815,309       825,764           815,309       825,764
  Class B                                       1,191,167     1,169,216         1,190,339     1,166,898
  Class C                                       1,976,002     1,938,834         1,976,576     1,934,971

Net income per Partnership interest:
  Class A Income Preference                   $     (0.02)  $      0.17       $      0.36   $      0.55
  Class B                                     $     (0.02)  $      0.17       $      0.36   $      0.55
  Class C                                     $     (0.02)  $      0.17       $      0.36   $      0.55

Distributions per Partnership interest:
  Class A Income Preference                   $      0.16   $      0.16       $      0.58   $      0.48
  Class B                                     $      0.16   $      0.16       $      0.58   $      0.48
  Class C                                     $      0.16   $      0.16       $      0.58   $      0.48


                                           See accompanying notes.





                           AMERICAN RESTAURANT PARTNERS, L.P.

                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Unaudited)


                                                      Nine Periods Ended
                                                   Sept. 24,        Sept. 26,
                                                      1996             1995
                                                   ----------      -----------
Cash flows from operating activities:
  Net income                                     $  1,417,181     $  2,161,202
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                   1,206,534        1,109,302
    Provision for deferred rent                        10,960            7,322
    Provision for deferred compensation                 6,300           18,900
    Unit compensation expense                          15,900               --
    Equity in loss of affiliate                       321,928               --
    Loss on disposal of assets                         28,546           21,066
    Gain on fire settlement                          (157,867)              --
    General Partners' interest in net
     income of Operating Partnership                   14,315           21,831
  Net change in operating assets and liabilities:
    Accounts receivable                              (186,373)          26,033
    Due from affiliates                                 3,657           (1,308)
    Inventories                                       (57,157)         (16,081)
    Prepaid expenses                                  (84,455)         (90,010)
    Accounts payable                                  703,252          382,518
    Due to affiliates                                 (35,843)         (61,899)
    Accrued payroll and other taxes                   (35,633)          10,892
    Accrued liabilities                               268,832          (11,712)
    Other, net                                       (258,130)        (104,363)
                                                   ----------       ----------
       Net cash provided by
         operating activities                       3,181,947        3,473,693

Cash flows from investing activities:
  Investment in affiliate                          (3,000,000)              --
  Purchase of certificate of deposit                 (156,491)              --
  Redemption of certificate of deposit                 50,000          107,356
  Additions to property                            (4,274,008)        (810,294)
  Proceeds from sale of property                        7,351            4,975
  Collections of notes receivable from affiliates      21,032           13,270
  Funds advanced to affiliates                             --          (15,000)
  Net proceeds from fire settlement                   180,437               --
                                                   ----------       ----------
       Net cash used in
         investing activities                      (7,171,679)        (699,693)

Cash flows from financing activities:
  Payments on long-term borrowings                 (7,485,137)      (1,134,854)
  Proceeds from long-term borrowings               10,813,501          400,000
  Proceeds from short-term borrowings               3,211,605               --
  Payments on capital lease obligations               (46,439)         (51,932)
  Distributions to Partners                        (2,306,247)      (1,885,378)
  Proceeds from issuance of Class B and C units        55,500           37,500
  Repurchase of Class B and C units                   (44,208)              --
  General Partners' distributions
   from Operating Partnerships                        (23,356)         (19,044)
                                                   ----------       ----------
       Net cash provided by
        (used in) financing activities              4,175,219       (2,653,708)
                                                   ----------       ----------
       Net increase in
        cash and cash equivalents                     185,487          120,292

Cash and cash equivalents at beginning of period      782,348          843,902
                                                   ----------       ----------
Cash and cash equivalents at end of period       $    967,835     $    964,194
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


2.  Distribution to Partners
    ------------------------
On October 1, 1996 the Partnership declared a distribution of $0.16 per unit to all unitholders of record as of October 12, 1996 payable on October 25, 1996. The distribution is not reflected in the September 24, 1996 consolidated condensed financial statements.


3.  Investment in Affiliate
    -----------------------
On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. ("Magic"), that owns and operates thirty-two Pizza Hut restaurants in Oklahoma for $3.0 million in cash. The purchase was financed by the Partnership from a short-term note payable entered into with Intrust Bank which was refinanced on a long-term basis on July 30,
1996.   The  remaining partnership interests in Magic are  held  by
Restaurant  Management  Company  of  Wichita,  Inc.  (29.25%),   an
affiliate of the Partnership, Hospitality Group of Oklahoma, Inc. (25%), the former owners of the thirty-two Oklahoma restaurants, and RMC American Management, Inc. (RAM) (.75%), the managing general partner of the Partnership. RAM is also the managing general partner of Magic. The Partnership accounts for its investment in the unconsolidated affiliate using the equity method of accounting. The proforma unaudited results of operations for the nine periods
ended  September  24,  1996  and  September  26,  1995,   assuming
consummation of the purchase and financing of the $3.0 million note payable as of December 28, 1994 are as follows:

                                           Nine Periods Ended
                                         Sept. 24,      Sept. 26,
                                           1996           1995
                                        -----------   -----------
Net sales                               $29,776,278   $30,338,263
Equity in earnings (loss)                  (273,322)      101,529
Net income                                 (400,866)    1,303,731
Net income per partnership interest
  Class A Income Preference             $     (0.10)  $      0.33
  Class B                               $     (0.10)  $      0.33
  Class C                               $     (0.10)  $      0.33


4.   Fire Settlement
     ---------------
During the quarter ended June 25, 1996, the Partnership incurred a fire at one of its restaurants. The property was insured for replacement cost and the Partnership realized a gain of $157,867.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
As of September 24, 1996, the Partnership operated 55 Pizza Hut restaurants and seven Pizza Hut delivery/carryout facilities.

Quarter Ended September 24, 1996 Compared to Quarter Ended
----------------------------------------------------------
September 26, 1995
------------------
NET SALES. Net sales for the quarter ended September 24, 1996 decreased $242,000 from $10,275,000 to $10,033,000, a 2.4% decrease from the third quarter of 1995. Comparable restaurant sales decreased 4.0%. This decrease can be attributed to two factors:
1) the continuing impact of sales increases in 1995 due to Stuffed Crust pizza and 2) increased competition in the Texas market.

INCOME FROM OPERATIONS. Income from operations decreased $627,000 from $988,000 to $361,000, a 63.5% decrease from the same quarter in 1995. As a percentage of net sales, income from operations decreased to 3.6% for the quarter ended September 24, 1996 compared to 9.6% for the quarter ended September 26, 1995. Cost of sales increased as a percentage of net sales from 26.2% for the quarter ended September 26, 1995 to 27.3% for the quarter ended September 24, 1996 due to record high cheese costs. Labor and benefits expense remained at 25.9% of net sales for both years. Advertising increased as a percentage of net sales from 6.4% in 1995 to 7.3% in 1996 as a result of increased advertising in 1996 due to increased competition and grand openings for new and remodeled restaurants. Operating expenses increased to 19.9% of net sales in 1996 from 18.7% of net sales in 1995 attributable to the effects of lower sales volumes on fixed operating costs and an increase in insurance expense due to a $40,000 charge related to workers'compensation. General and administrative expenses decreased from 9.5% of net sales in 1995 to 9.0% of net sales in 1996. Depreciation and amortization expense increased from 3.8% of net sales in 1995 to 4.4% of net sales in 1996 due to construction of new restaurants and remodels of existing restaurants. Equity in loss of affiliate amounted to 2.7% of net sales for the quarter ended September 24, 1996.

NET INCOME. Net income decreased $743,000 to a net loss of $71,000 for the quarter ended September 24, 1996 compared to net income of $672,000 for the quarter ended September 26, 1995. This decrease is attributable to the decrease in income from operations noted above combined with an increase in interest expense of $118,000 due to additional debt primarily use to fund the acquisition of a 45% interest in the thirty-two Oklahoma restaurants and to develop new restaurants.



Nine Periods Ended September 24, 1996 Compared to Nine
------------------------------------------------------
Periods Ended September 26, 1995
--------------------------------
NET SALES. Net sales for the nine periods ended September 24, 1996 decreased $562,000 from $30,338,000 to $29,776,000, a 1.9% decrease from the first nine periods of 1995. Comparable restaurant sales decreased 2.2%. This decrease reflects the impact of sales increases last year due to the successful introduction of Stuffed Crust Pizza.

INCOME FROM OPERATIONS. Income from operations decreased $714,000, or 22.7%, from $3,144,000 for the first nine periods of 1995 to $2,430,000 for the first nine periods of 1996. As a percentage of net sales, income from operations decreased to 8.2% for the nine periods ended September 24, 1996 compared to 10.4% for the nine periods ended September 26, 1995. Cost of sales remained at 26.4% of net sales for both years. Labor and benefits expense decreased as a percentage of net sales from 26.1% in 1995 to 25.9% in 1996. This decrease is attributable to the inefficiencies experienced during the first quarter of 1995 during the implementation and follow-up of new procedures designed to improve product quality and customer service. Advertising increased as a percentage of net sales from 6.3% in 1995 to 6.9% in 1996 due to increased competition and efforts to minimize sales decreases experienced while climbing over last year's successful introduction of Stuffed Crust pizza. Operating expenses increased from 18.3% of net sales in 1995 to 18.4% of net sales in 1996. General and administrative expenses increased from 8.9% of net sales in 1995 to 9.1% of net sales in 1996. Depreciation and amortization expense increased from 3.7% of net sales in 1995 to 4.1% of net sales in 1996 due to the construction of new restaurants and remodels of existing restaurants. Equity in loss of affiliate amounted to 1.1% of net sales in 1996.

NET INCOME. Net income decreased $744,000 to $1,417,000 for the nine periods ended September 24, 1996 compared to $2,161,000 for the nine periods ended September 26, 1995. This decrease is a result of the decrease in operating income noted above and a $191,000 increase in interest expense due to additional debt primarily used to fund the acquisition of a 45% interest in the thirty-two Oklahoma restaurants and to develop new restaurants. A gain on fire settlement of $158,000 offset the decrease.


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

At September 24, 1996 the Partnership had a working capital deficiency of $6,053,000 compared to a working capital deficiency of $2,548,000 at December 26, 1995. The increase in working capital deficiency is primarily a result of short-term borrowings for the construction of new restaurants. The Partnership plans to refinance the notes on a long-term basis upon completion of the restaurants. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998.


NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine periods ended September 24, 1996, net cash provided by operating activities amounted to $3,182,000 compared to $3,474,000 for the nine periods ended September 26, 1995. This $292,000 decrease is primarily the result of the decrease in net income noted above which was offset by an increase in accounts payable.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the nine periods ended September 24, 1996 were $4,274,000, of which $1,377,000 was for the replacement of equipment in existing restaurants and $812,000 was for remodels of existing restaurants. The remaining $2,085,000 was for the development of new restaurants. In addition, the Partnership invested $3,000,000 in connection with its acquisition of a 45% interest in Oklahoma Magic, L.P.

FINANCING ACTIVITIES. Cash distributions declared during the nine periods ended September 24, 1996 were $2,306,000 amounting to $0.58 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the nine periods ended September 24, 1996 the Partnership's proceeds from borrowings amounted to $14,025,000. These proceeds were used as follows: $3,000,000 to fund the acquisition of a 45% interest in a newly formed limited partnership that owns and operates thirty-two Pizza Hut restaurants in Oklahoma, $2,138,000 to develop new restaurants, $619,000 for remodels of existing restaurants, $1,734,000 to replenish operating capital and
$6,534,000 to refinance debt to obtain favorable terms. The Partnership opened two new restaurants and relocated another to a better location during the first nine periods of 1996. The
Partnership plans to open two red roof restaurants, two delivery/carryout facilities and two convenience store locations during the fourth quarter of 1996. Management estimates that approximately $725,000 will be needed to finance the construction of the new restaurants. The Partnership has obtained interim financing for the planned development of new restaurants and remodels of existing restaurants, and believes that it can obtain the necessary long-term financing. Management anticipates spending an additional $159,000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities. Management's entire focus during the fourth quarter is on increasing sales and cash flow. Rather than waiting for new products and creative marketing from the franchisor, the Partnership is concentrating on improving operations in existing restaurants and experimenting with new areas of opportunity such as dualbranding.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act which are intended to be covered by the safe harbors created thereby. Although the Partnership believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, consumer demand and market acceptance risk, the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, the cost of commodities and other food products, labor shortages and costs and other risks detailed in the Partnership's Securities and Exchange Commission filings.



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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:  RMC AMERICAN MANAGEMENT, INC.
                              Managing General Partner



Date:   11/7/96          By:   \s\ Hal W. McCoy
       ----------             ------------------------
                              Hal W. McCoy
                              President and Chief Executive Officer



Date:   11/7/96          By:   \s\ Terry Freund
       ----------             -----------------------
                              Terry Freund
                              Chief Financial Officer