Form 10-K
period 1996-12-31
AMERICAN RESTAURANT PARTNERS L P
filed 1997-03-31
CIK 817900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

     For the fiscal year ended December 31, 1996

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

                   Yes       X             No
                           ----                -----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

  As of February 28, 1997 the aggregate market value of the income preference units held by non-affiliates of the registrant was $4,174,871.


                                PART I


Item 1.   Business
-------   --------
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

  As of December 31, 1996, the Partnership owned and operated 56 "Pizza Hut" restaurants, 9 "Pizza Hut" delivery/carryout facilities, and 2 convenience store locations (collectively, the "Restaurants"). In 1996, the Partnership opened one new "Pizza Hut" restaurant, four "Pizza Hut" delivery/carryout units and two convenience store locations. The Partnership also relocated two units, converting one from a "Pizza Hut" delivery/carryout unit to a "Pizza Hut" restaurant. The following table sets forth the states in which the Partnership's Pizza Hut Restaurants are located:

                        Units           Units          Units
                      Open At         Opened in      Open  At
                      12-26-95          1996          12-31-96
                      --------        ---------      ---------

     Georgia             8               --               8
     Louisiana           2               --               2
     Montana            17               --              17
     Texas              25                6              31
     Wyoming             8                1               9
                        --               --              --
        Total           60                7              67
                        ==               ==              ==


Financial Information About Industry Segments
---------------------------------------------
  The restaurant industry is the only business segment in which the Partnership operates.


Narrative Description of Business
---------------------------------
  The Partnership operates the Restaurants under license from Pizza Hut, Inc. ("PHI"), a subsidiary of PepsiCo, Inc. Since it was founded in 1958, PHI has become the world's largest pizza restaurant chain in terms of both sales and number of restaurants. As of February 28, 1997, there were approximately 7,500 Pizza Hut restaurants and delivery/carryout facilities with locations in all 50 states and in over 85 foreign countries. PHI owns and operates approximately 60% of these restaurants and independent franchisees own and operate approximately 40% of these restaurants.

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

Franchise Agreements
--------------------
     General.   The relationships between PHI and its franchisees
are governed by franchise agreements (the "Franchise Agreements"). Pursuant to the Franchise Agreements, PHI franchisees are granted the right to establish and operate restaurants under the
Pizza  Hut  system  within  a designated  geographic  area.   The
initial term of each Franchise Agreement is 20 years, but prior to expiration, the franchisee may renew the agreement for an
additional  15  years,  if  not then in  default.   Renewals  are
subject  to  execution of the then current form of the  Franchise
Agreement,  including  the  current fee  schedules.   Unless  the
franchisee fails to develop its assigned territory, PHI agrees not to establish, and not to license others to establish, restaurants within the franchisee's territory.

     Standards of Operation. PHI provides management training for employees of franchisees and each restaurant manager is required to meet certain training requirements. Standards of quality, cleanliness, service, food, beverages, decor, supplies, fixtures and equipment for Pizza Hut restaurants are prescribed by PHI. Although new standards and products may be prescribed from time to time, any revision requiring substantial expenditures by franchisees must be first proven successful through market testing conducted in 5% of all Pizza Hut restaurants. Failure to comply with the established standards is cause for termination of a Franchise Agreement by PHI and PHI has the right to inspect each restaurant to monitor compliance. Management of the Partnership believes that the existing Restaurants meet or exceed the applicable standards; neither the predecessors to RMC nor the Partnership has ever had a Franchise Agreement terminated by PHI.

     Advertising. All franchisees are required to join a cooperative advertising association ("co-op") with other franchisees within local marketing areas defined by PHI. Contributions of 2% of each restaurant's monthly gross sales must be made to such co-ops for the purchase of advertising through local broadcast media. The term "gross sales" shall mean gross revenues (excluding price discounts and allowances) received as payment for the beverages, food, and other goods, services and supplies sold in or from each restaurant, and gross revenues from any other business operated on the premises, excluding sales and other taxes required by law to be collected from guests. All advertisements must be approved by PHI which contributes on the same basis to the appropriate co-op for each restaurant operated by PHI. Franchisees are also required to be members of
I.P.H.F.H.A., Inc. ("IPHFHA") an independent association of franchisees which, together with representatives of PHI, develops and directs national advertising and promotional programs.

  Members of IPHFHA are required to pay national dues equal to 2% of each restaurant's monthly gross sales. Such dues are primarily used to conduct the national advertising and promotional programs. Although it is not a member of IPHFHA, PHI contributes on the same basis as members for each restaurant that PHI operates.

Effective January 1, 1996, PHI and the members of IPHFHA agreed to decrease their contribution to the co-ops by 0.5% to 1.5% of monthly gross sales and increase their national dues by 0.5% to 2.5% of monthly gross sales. The increase in national dues allows for additional buying of network television.

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

  No Transfer or Assignment without Consent. No rights or interests granted to franchisees under the Franchise Agreements may be sold, transferred or assigned without the prior written consent of PHI which may not be unreasonably withheld if certain conditions are met. Additionally, PHI has a first right of refusal to purchase all or any part of a franchisee's interests if the franchisee proposes to accept a bona fide offer from a third party to purchase such interests and the sale would result in a change of control of the franchisee.

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

Competition
-----------
  The retail restaurant business is highly competitive with respect to trademark recognition, price, service, food quality and location, and is often affected by changes in tastes, eating habits, national and local economic conditions, population and traffic patterns. The Restaurants compete with large regional and national chains, including both fast food and full service chains, as well as with independent restaurants offering moderately priced food. Many of the Partnership's competitors have  more  locations,  greater financial resources,  and  longer operating histories than the Partnership. The Restaurants compete directly with other pizza restaurants for dine-in, take-out and delivery customers.

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

Employees
---------
    As of February 28, 1997, the Partnership did not have any employees. The Operating Partnership had approximately 1,500 employees at the Restaurants. Each Restaurant is managed by one restaurant manager and one or more assistant restaurant managers. Many of the other employees are employed only part-time and, as is customary in the restaurant business, turnover among the part-time employees is high. Employees at one of the Restaurants are covered by a collective bargaining agreement. The Restaurants are managed by employees of Restaurant Management Company of Wichita, Inc. (the "Management Company"), an affiliate of the Partnership, which has its principal offices in Wichita, Kansas. The Management Company has a total of 36 employees which will devote all or a significant part of their time to management of the Restaurants. In addition, the Partnership may employ certain management officials of the Management Company on a part time basis. Employee relations are believed to be satisfactory.


Financial Information About Foreign and Domestic Operations and
---------------------------------------------------------------
Export Sales
------------
  The Partnership operates no restaurants in foreign countries.


Item 2. Properties
------------------
  The following table lists the location by state of Restaurants operated by the Partnership as of December 31, 1996.

               Leased From        Leased From
             Unrelated Third   Affiliates of the
                Parties        General Partners    Owned    Total
                -------        ----------------    -----    -----
Georgia           1                  0               7        8
Louisiana         1                  0               1        2
Montana          10                  0               7       17
Texas            19                  0              12       31
Wyoming           6                  1               2        9
                 --                 --              --       --
   Total         37                  1              29       67
                 ==                 ==              ==       ==

  Four of the properties owned by the Partnership are subject to ground leases from unrelated third parties. The property leased from an affiliate of the General Partners is subject to a mortgage or deed of trust. Most of the properties, including that owned by an affiliate of the General Partners are leased for a minimum term of at least five years and are subject to one to four five year renewal options. Four leases with initial terms of less than five years contain renewal options extending to at least 1998. A low volume delivery/carryout facility is being leased on an annual basis with the lease automatically renewing at the end of each term. The Partnership believes that the leases with shorter terms can be renewed for multiple year periods, or
the   property  purchased,  without  significant  difficulty   or
unreasonable expense.

  The amount of rent paid is either fixed or includes a fixed rental plus a percentage of the Restaurant's sales, subject, in some cases, to maximum amounts. The leases require the Partnership to pay all real estate taxes, insurance premiums, utilities, and to keep the property in general repair.

  Pizza Hut restaurants are constructed in accordance with prescribed design specifications and most are similar in exterior appearance and interior decor. The typical restaurant building is a one-story brick building with 1,800 to 3,000 square feet, including kitchen and storage areas, and features a distinctive red roof. Seating capacity ranges from 75 to 140 persons and the typical property site will accommodate parking for 30 to 70 cars. Building designs may be varied only upon request and when required to comply with local regulations or for unique marketing reasons. Typical capital costs for a restaurant facility are approximately $150,000 for land, $250,000 for the building and $135,000 for equipment and furnishings. Land costs can vary materially depending on the location of the site. Delivery/carryout facilities vary in size and appearance. These facilities are generally leased from unrelated third parties.

Item 3.  Legal Proceedings
--------------------------
  As of December 31, 1996, the Partnership was not a party to any pending legal proceedings material to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  Not applicable.



                            PART II


Item 5.  Market for the Registrant's Class A Income Preference
--------------------------------------------------------------
Units and Related Security Holder Matters
-----------------------------------------
  The Partnership's Class A Income Preference Units are traded on the American Stock Exchange under the symbol "RMC". Market prices for units during 1996 and 1995 were:

Calendar Period                    High           Low
-------------------------------------------------------
1996
----
  First Quarter                    7-1/8        6
  Second Quarter                   7-5/16       6-7/16
  Third Quarter                    7            5-7/8
  Fourth Quarter                   6-1/8        5-3/8

1995
----
  First Quarter                    6-7/8        5-7/8
  Second Quarter                   6-3/4        5-1/2
  Third Quarter                    7            5-3/4
  Fourth Quarter                   6-15/16      5-3/4

  As of December 31, 1996, approximately 1,650 unitholders owned American Restaurant Partners, L.P. Class A Income Preference Units of limited partner interest. Information regarding the number of unitholders is based upon holders of record excluding individual participants in security position listings.

  Cash distributions to unitholders were:
                                              Per          Per
                                           Class A     Class B & C
Record Date            Payment Date          Unit         Unit
------------------------------------------------------------------
1996
----
  January 12, 1996    January 26, 1996       $0.160     $0.160
  April 12, 1996      April 26, 1996          0.260      0.260
  July 12, 1996       July 26, 1996           0.160      0.160
  October 12, 1996    October 25, 1996        0.160      0.160
                                              -----      -----
  Cash distributed during 1996               $0.740     $0.740
                                              =====      =====
1995
----
  January 12, 1995    January 27, 1995       $0.160     $0.160
  April 12, 1995      April 28, 1995          0.160      0.160
  July 12, 1995       July 28, 1995           0.160      0.160
  October 12, 1995    October 27, 1995        0.260      0.260
                                              -----      -----
  Cash distributed during 1995               $0.740     $0.740
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


Item 6.    Selected Financial Data
----------------------------------
           (in thousands, except per Unit data, number of Restaurants, and average weekly sales per Restaurant)


                                                                    American Restaurant
                                                                       Partners, L.P.
                                              -----------------------------------------------------------------
                                                                         Year Ended
                                               December 31, December 26,  December 27, December 28, December 29,
                                                  1996         1995          1994         1993         1992
                                              ------------ ------------  ------------ ------------ ------------
Income statement data:
 Net sales                                     $   40,425   $   40,004    $   37,445   $   36,070   $   34,606
 Income from operations                             3,174        3,890         3,587        3,688        2,966
 Net income                                         1,584        2,481         2,385        3,397        3,418
 Net income per Class A
    Income Preference Unit (a)                       0.40         0.63          1.04         1.72         1.72

Balance sheet data:
 Total assets                                  $   23,745   $   16,134    $   16,445   $   17,085   $   15,906
 Long-term debt                                    18,859       10,525        10,787       11,204        8,539
 Obligations under capital
    leases                                          1,665        1,732         1,800        1,903        2,115
 Partners capital (deficiency):
    General Partners                                   (5)          (3)           (3)          (3)          (3)
    Class A                                         6,295        6,573         6,729        6,751        6,626
    Class B and C                                  (5,811)      (4,688)        (4,479)      (4,416)      (4,178)
    Cost in excess of carrying
       value of assets acquired                    (1,324)      (1,324)       (1,324)      (1,324)        (820)
    Unrealized loss on investment securities          (44)          --            --           --           --
    Notes receivable from employees                    --           (6)          (32)         (76)          --
 Cash dividends declared per unit:
    Class A Income Preference                        0.74         0.74          1.07         1.60         1.50
    Class B                                          0.74         0.74          0.52         0.50         0.40
    Class C                                          0.74         0.74          0.52         0.50         0.40

Statistical data:
 Capital expenditures: (b)
    Existing Restaurants                       $    2,612   $    1,185    $    1,093   $    2,148   $      326
    New Restaurants                                 4,136           --         1,038          599           44
 Average weekly sales per
    Restaurant: (c)
      Red Roof                                     12,544       12,862        12,278       12,113       10,712
      Delivery/carryout facility/C-store           10,547       12,463        11,536       10,636        8,708
      Restaurants in operation
        at end of period                               67           60            60           58           58


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

Item  7.   Management's Discussion and Analysis  of  Consolidated
-----------------------------------------------------------------
Financial Condition and Results of Operations
---------------------------------------------

Results of Operations
---------------------
The following discussion compares the Partnership's results for the years ended December 31, 1996, December 26, 1995 and December 27, 1994. Comparisons of 1996 to 1995 are affected by an additional week of results in the 1996 reporting period. Because the Partnership's fiscal year ends on the last Tuesday in December, a fifty-third week is added every five or six years. This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere herein.

Net Sales
---------
Net sales for the year ended December 31, 1996 increased $421,000 to $40.4 million, a 1.1% increase over the year ended December 26, 1995. The additional week contributed approximately 2 points to the sales growth. Sales for comparable restaurants decreased 2.1%. This decrease reflects the impact of sales increases in 1995 due to the successful introduction of Stuffed Crust Pizza and an increase in competition in the Texas market during 1996.

Net sales in 1995 increased $2.6 million to $40 million, a 6.8% increase over 1994. Sales for comparable restaurants increased 5.6% over the prior year. This increase is primarily the result of the success of a new product, Stuffed Crust Pizza, which was introduced in April. Stuffed Crust is a pizza with a ring of mozzarella cheese hand-stuffed in the crust.

Income From Operations
----------------------
Income from operations in 1996 decreased $716,000 from $3,890,000 to $3,174,000, a decrease of 18.4% from 1995. As a percentage of net sales, income from operations decreased from 9.7% in 1995 to 7.9% in 1996. Cost of sales increased as a percentage of net sales from 26.5% in 1995 to 26.6% in 1996. Restaurant labor and benefits increased from 26.1% of net sales in 1995 to 26.4% of net sales in 1996 due to the increase in minimum wage and inefficiencies associated with several new store openings. Advertising expense increased as a percentage of net sales from 6.4% of net sales in 1995 to 6.8% in 1996 due to increased competition, grand opening expenses for new stores and efforts to minimize sales decreases experienced from the maturation of last year's successful introduction of Stuffed Crust Pizza. Operating expenses were 18.4% of net sales in both 1995 and 1996. General and administrative expense decreased from 2.2% of net sales in 1995 to 1.9% of net sales in 1996 primarily due to lower bonuses paid on operating results. Depreciation and amortization as a percentage of net sales increased from 3.8% in 1995 to 4.2% in 1996 due to the opening of new restaurants and remodels of existing restaurants. Equity in loss of affiliate amounted to 1.0% of net sales in 1996 reflecting the Partnership's share of operations in Oklahoma Magic, L.P. ("Magic") acquired in March 1996.

Income from operations for the year ended December 26, 1995 increased $303,000 to $3,890,000, an 8.4% increase over the prior year. As a percentage of net sales, income from operations increased from 9.6% in 1994 to 9.7% in 1995. Cost of sales increased as a percentage of net sales from 25.8% in 1994 to 26.5% in 1995. This increase is a result of promoting items, including Stuffed Crust Pizza, that have higher food costs and an increase in cheese prices. Restaurant labor and benefits decreased from 27.0% of net sales in 1994 to 26.1% of net sales in 1995 primarily due to lower benefit costs and the efficiencies achieved at higher sales levels. Advertising increased slightly from 6.3% of net sales in 1994 to 6.4% of net sales in 1995. Other restaurant operating expenses as a percentage of net sales decreased from 18.5% in 1994 to 18.4% in 1995. General and administrative expense increased to 9.1% of net sales in 1995 from 9.0% of net sales in 1994. Depreciation and amortization expense remained at 3.8% of net sales for both 1994 and 1995.


Net Income
----------
Net income decreased $897,000 from $2,481,000 for the year ended December 26, 1995 to $1,584,000 for the year ended December 31, 1996. This decrease is a result of the $716,000 decrease in operating income noted above, which includes the $376,000 loss arising from the Partnership's equity investment in Magic and an increase in interest expense of $381,000 due to additional debt primarily used to fund the acquisition of a 45% interest in Magic which operates thirty-two Oklahoma restaurants and to develop new restaurants for the Partnership. This decrease was partially offset by a gain on fire settlement of $158,000. A $142,000 loss on the early extinguishment of debt was included in 1995.

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

At December 31, 1996, the Partnership had a working capital deficiency of $3,935,000 compared to a deficiency of $2,548,000 at December 26, 1995. The increase in working capital deficiency is primarily a result of a $603,000 decrease in cash combined with a $434,000 increase in accounts payable and accrued liabilities along with a $431,000 increase in current portion of long-term debt. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998.

Net Cash Provided by Operating Activities
-----------------------------------------
During 1996, net cash provided by operating activities amounted to $4,131,000, a decrease of $362,000 from 1995. This decrease is attributable to the decrease in net income which was partially offset by an increase in accounts payable and accrued liabilities.

Investing Activities
--------------------
Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for 1996 were $6,748,000 of which $4,136,000 was for the development of new restaurants, $1,377,000 was for replacement of equipment in existing restaurants and $977,000 was for remodels of existing restaurants. The remaining $258,000 was used to purchase the land and building of a previously leased Pizza Hut restaurant from an unrelated party. In addition, the Partnership invested $3,000,000 in connection with its acquisition of a 45% interest in Oklahoma Magic, L.P.

Financing Activities
--------------------
Cash distributions paid in 1996 totaled $2,942,000 and amounted to $0.74 per Class A Income Preference Unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such reserves as the managing General Partner may deem appropriate. From the inception of the Partnership in August, 1987, the Partnership paid a preference payment of $0.275 each quarter until such time as the Class A Income Preference units had received $10.00 in aggregate cash distributions. While the preference distribution was in effect, net income was allocated to the Class A Income Preference units until the amount allocated equaled the preference amount. The remaining net income was allocated to all units in accordance with their ratio to all outstanding units. The quarterly preference requirement was satisfied with the May 6, 1994 distribution. Upon expiration of the preference, net income and distributions were allocated equally to all outstanding units.

During 1996, the Partnership's proceeds from long term borrowings amounted to $16,021,000. These proceeds were used as follows:
$3,000,000 to fund the acquisition of a 45% interest in a newly formed limited partnership that owns and operates thirty-two Pizza Hut restaurants in Oklahoma, $3,457,000 to develop new restaurants, $641,000 for remodels of existing restaurants, $260,000 to fund the acquisition of the land and building of a previously leased restaurant, $2,129,000 to replenish operating capital and $6,534,000 to refinance debt to obtain more favorable terms. The Partnership plans to open four new restaurants in 1997. Management estimates that approximately $1,925,000 will be needed to finance the construction of new restaurants. Management anticipates spending $552,000 in 1997 for recurring replacement of equipment in existing restaurants which the Partnership expects to finance from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

On July 5, 1995, the managing general partner authorized the purchase by the Partnership of up to 300,000 Class A Income Preference Units of limited partner interests between July 5, 1995 and December 31, 1996. Under such authorization, the Partnership purchased and retired 10,455 Class Income Preference Units.

On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. ("Magic"), that owns and operates thirty-two Pizza Hut restaurants in Oklahoma for $3,000,000 in cash. The purchase was financed by the Partnership from a short-term note payable entered into with Intrust Bank which was refinanced on a long-term basis on July 30, 1996. The remaining partnership interests in Magic are held by Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of the Partnership, Hospitality Group of Oklahoma, Inc.
(HGO) (25%), the former owners of the thirty-two Oklahoma restaurants, and RMC American Management, Inc. (RAM)(.75%), the managing general partner of Magic. In November 1996, Magic notified HGO that it is seeking to terminate HGO's interest in Magic and to purchase such interest pursuant to the Magic partnership agreement as a result of HGO's alleged violations of certain matters pursuant to such agreement. HGO has denied such violations and the parties are continuing to seek to resolve such matters. In the event Magic ultimately prevails, it is likely that the Partnership's interest in Magic would be increased from 45% to 60%; however, the Partnership would not likely be required to make any additional contributions to Magic.

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

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
-----------------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------
  Not applicable.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
  RAM, as the Managing General Partner, is responsible for the management and administration of the Partnerships under a
Management Services Agreement with the Operating Partnership. Partnership management services include, but are not limited to: preparing and reviewing projections of cash flow, taxable income or loss, and working capital requirements; conducting periodic physical inspections, market surveys and continual Restaurant reviews to determine when assets should be sold and, if so, determining acceptable terms of sale; arranging any debt financing for capital improvements or the purchase of assets; supervising any litigation involving the Partnerships; preparing and reviewing Partnership reports; communicating with Unitholders; supervising and reviewing Partnership bookkeeping, accounting and audits; supervising the presentation of and reviewing Partnership state and federal tax returns; personnel functions, and supervising professionals employed by the Partnerships in connection with any of the foregoing, including attorneys, accountants and appraisers.

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

                         Present  Position  with  the  Management
                         Company and Business Experience for
Name             Age     Past 5 Years
----             ---     ----------------------------------------
Hal W. McCoy      51     Chairman, Chief Executive Officer, President
                         and sole director. McCoy holds a Bachelor of Arts degree from the University of Oklahoma. From 1970 to 1974, he was at different times Marketing Manager at PHI, where he was responsible for consumer research, market research, and market planning, and Systems Manager, where he was responsible for the design and installation of PHI's first management data processing system. In 1974, he founded the predecessor to the Management
                         Company and today owns or has controlling ownership in entities operating a combined total of 128 franchised "Pizza Hut" and "Long John Silver's" restaurants.

J. Leon  Smith    54     Vice  President.  Smith holds a Bachelor of
                         Science degree in Hotel and Restaurant
                         Management from Oklahoma State University and a Juris Doctorate from the University of Oklahoma. He has been employed by McCoy since 1974, first as Director of Operations for the Long John Silver's division and then as Director of Real Estate Development and
                         General Counsel.

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


                      SUMMARY COMPENSATION TABLE


      Name and                         Annual Compensation
      Principal                      ------------------------
      Position                       Year     Salary    Bonus
      ---------                      ----     ------    ------
      Hal W. McCoy                   1996     63,092    58,809
        President and                1995     76,498    62,889
        Chief Executive Officer      1994     93,386    52,679


Incentive Bonus Plan
--------------------
     The Management Company maintains a discretionary supervisory incentive bonus plan (the "Incentive Bonus Plan") pursuant to which approximately 21 employees in key management positions, including Mr. McCoy are eligible to receive quarterly cash bonus payments if certain management objectives are achieved. Performance is measured each quarter and bonus payments are awarded and paid at the discretion of Mr. McCoy. The amounts paid under this plan for fiscal year 1996, 1995 and 1994 to Mr. McCoy and allocated to the Restaurants are included in the amounts shown in the cash compensation amounts set forth above. The total amount allocated to the Restaurants under the Incentive Bonus Plan for the fiscal year ended December 31, 1996 was $342,650 of which $58,809 was paid to all executive officers as a group. Bonuses paid under the Incentive Bonus Plan are paid by the Partnership.

    The Incentive Bonus Plan in effect for the fiscal year ending December 30, 1997 provides for payment of aggregate supervisory bonuses in an amount equal to 15% of the amount by which the Partnership's income from operations plus depreciation and amortization expenses exceed a threshold of $1,896,800. This threshold is subject to change with the opening of new
restaurants.   For the fiscal year ended December  31,  1996  the
Partnership's income from operations plus depreciation and amortization expenses was $4,476,433.

Class A Unit Option Plan
------------------------
     The Partnership, the Operating Partnership, RAM and the Management Company have adopted a Class A Unit Option Plan (the "Plan") pursuant to which 75,000 Class A Units are reserved for issuance to employees, including officers, of the Partnership, the Operating Partnership, RAM and the Management Company. Participants will be entitled to purchase a designated number of Units at an option price which shall be equal to the closing sales price of Units on the American Stock Exchange on the date of the grant of the option. Options granted under the Plan will be for a term to be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and shall not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. The Plan is administered by the Managing General Partner which, among other things, designates the individuals to whom options are granted, the number of Units for which such options are to be granted and other terms of grant. The executive officers have no outstanding options at December 31, 1996.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
-----------------------------------------------------------------
Management
----------
                      PRINCIPAL UNITHOLDERS

     The following table sets forth, as of February 28, 1997, information with respect to persons known to the Partnership to be beneficial owners of more than five percent of the Class A Income Preference Units, Class B or Class C Units of the
Partnership:

                  Name & Address     Amount & Nature
Title              of Beneficial      of Beneficial        Percent
of Class               Owner             Ownership        of Class
--------          --------------     ---------------      --------
Class A Income
Preference Units        None

Class B           Hal W. McCoy           698,479  (1)       58.43%
                  555 N. Woodlawn
                  Suite 3102
                  Wichita, KS  67208

Class B           Daniel Hesse           204,401  (2)       17.10%
                  555 N. Woodlawn
                  Suite 3102
                  Wichita, KS  67208

Class C           Hal W. McCoy         1,341,934  (1)       67.80%
                  555 N. Woodlawn
                  Suite 3102
                  Wichita, KS  67208

Class C           Daniel   Hesse         234,199  (2)      11.83%
                  555 N. Woodlawn
                  Suite 3102
                  Wichita, KS  67208

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


                SECURITY OWNERSHIP OF MANAGEMENT


     The following table sets forth, as of February 28, 1997, the number of Class A Income Preference Units, Class B Units, or Class C Units beneficially owned by the director and by the director and executive officers of both RAM and the Management Company as a group.

Title       Name of            Amount & Nature           Percent
of  Class   Beneficial Owner   of Beneficial Ownership   of Class
---------   ----------------   -----------------------   --------
   B         Hal  W. McCoy          698,479 (1)           58.43%
   C         Hal  W. McCoy        1,341,934 (1)           67.80%
   B         Director & all         743,592 (1)           62.20%
             officers as a group
             (2 Persons)
   C         Director & all       1,419,521 (1)           71.72%
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

    3.  Exhibits
        --------
        The exhibits filed as part of this annual report are listed in the "Index to Exhibits" at page 28.

(b) Reports on Form 8-K
    -------------------
    The Partnership filed a Form 8-K, dated March 13, 1996, reporting the acquisition of a 45% interest in Oklahoma Magic, L.P. a newly formed limited partnership that owns and operates thirty-two Pizza Hut restaurants in Oklahoma.

    During the third quarter of 1995, the Partnership filed a Form 8-K, dated July 5, 1995, reporting that the managing general partner had authorized the purchase by the Partnership of up to 300,000 Class A Income Preference
    Units of limited partner interests.




                        INDEX TO EXHIBITS
                          (Item 14(a))


Exhibit
No.     Description of Exhibits                           Page/Notes
----    -----------------------                           ----------
3.1     Amended and Restated  Certificate of Limited
        Partnership of American Restaurant Partners, L.P.       A
3.2     Amended and Restated Agreement of Limited
        Partnership of American Restaurant Partners, L.P.       A
3.3     Amended and Restated Certificate of Limited
        Partnership of American Pizza Partners, L.P.            A
3.4     Amended and Restated Agreement of Limited
        Partnership of American Pizza Partners, L.P.            A
4.1     Form of Class A Certificate                             A
4.2     Form of Application for Transfer of Class A Units       A
10.1    Management Services Agreement dated
        June 26, 1987 between American Pizza
        Partners, L.P. and RMC American Management, Inc.        A
10.2    Management Services Agreement dated
        June 26, 1987 between RMC American
        Management, Inc. and Restaurant Management
        Company of Wichita, Inc.                                A
10.3    Form of Superseding Franchise Agreement
        between the Partnership and Pizza Hut, Inc.
        and schedule pursuant to Item 601 of
        Regulation S-K.                                         A
10.4    Form of Blanket Amendment to Franchise Agreements       A
10.5    Incentive Bonus Plan                                    A
10.6    Class A Unit Option Plan                                B
10.7    Revolving Term Credit Agreement dated
        June 29, 1987 between American Pizza
        Partners, L.P. and the First National Bank
        in Wichita                                              C
10.8    Form of 1990 Franchise Agreement between the
        Partnership and Pizza Hut, Inc. and schedule
        pursuant to Item 601 of Regulation S-K                  D
10.9    Contribution Agreement, dated as of February 1,
        1996, relating to the closing date of March 13,
        1996, by and among American Pizza Partners, L.P., Hospitality Group of Oklahoma, Inc., RMC American Management, Inc., Restaurant Management Company
        of Wichita, Inc. and Oklahoma Magic, L.P.              E
11.     Computation of Earnings per Partnership Interest     X-1
23.1    Consent of Ernst & Young LLP                        F-25
27.1    Financial Data Schedule                                F




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

B.  Incorporated by reference to the Partnership's Registration
    Statement on Form S-8 dated March 21, 1988.

C. Incorporated by reference to Exhibit 10.7 of the Partnership's Form 10-K for the year ended December 31, 1987.

D. Incorporated by reference to Exhibit 10.8 of the Partnership's Form 10-K for the year ended December 31, 1991.

E.  Incorporated by reference to Exhibit 2 of the Partnership's
    Form 8-K dated March 13, 1996.

F.  Submitted electronically to the Securities and Exchange
    Commission for information only and not filed.



                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          AMERICAN RESTAURANT PARTNERS, L.P.
                                   (Registrant)
                          By: RMC AMERICAN MANAGEMENT, INC.
                              Managing General Partner



Date: 3/28/97             By: /s/ Hal W. McCoy
      -------                 -----------------------
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


Name                 Title                                    Date
----                 -----                                    ----


/s/ Hal W. McCoy                                             3/28/97
________________     President and Chief Executive Officer   _______
Hal W. McCoy         (Principal Executive Officer)
                     of RMC American Management, Inc.

/s/Terry Freund                                              3/28/97
_______________      Chief Financial Officer                 _______
Terry Freund



           Index to Consolidated Financial Statements and Supplementary Data




The following consolidated financial statements of American
Restaurant Partners, L.P. are included in Item 8:

                                                                Page
                                                                ----
Report of Independent Auditors . . . . . . . . . . . .  . .      F-2
Consolidated Balance Sheets as of December 31, 1996
    and December 26, 1995. . . . . . . . . . . . .  . . . .      F-3
Consolidated Statements of Income for the years ended
    December 31, 1996, December 26, 1995,
    and December 27, 1994 . . . . . . . . . . . . . . . . .      F-5
Consolidated Statements of Partners' Capital
    (Deficiency) for the years ended December 31, 1996,
    December 26, 1995, and December 27, 1994. . . . . . . .      F-6
Consolidated Statements of Cash Flows for the
    years ended December 31, 1996, December 26, 1995,
    and December 27, 1994 . . . . . . . . . . . . . . . . .      F-7
Notes to Consolidated Financial Statements. . . . . . . . .      F-8
Supplementary Data (Unaudited). . . . . . . . . . . . . . .      F-24


All financial statement schedules have been omitted since the required information is not present.





                 REPORT OF INDEPENDENT AUDITORS


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We have audited the accompanying consolidated balance sheets of American Restaurant Partners, L.P. as of December 31, 1996 and December 26, 1995, and the related consolidated statements of income, partners' capital (deficiency), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American Restaurant Partners, L.P. at December 31, 1996 and December 26, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                    /s/Ernst & Young LLP



Wichita, Kansas
March 26, 1997




                         AMERICAN RESTAURANT PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS


                                                  December 31,    December 26,
          ASSETS                                      1996            1995
----------------------------------                ------------    -----------
Current assets:
  Cash and cash equivalents (Note 8)             $    178,826    $    782,348
  Certificate of deposit (Notes 8 and 11)             157,635         152,532
  Investments available for sale,
   net of fair market value adjustment
   of $44,325 in 1996 (Note 14)                       132,751          79,687
  Accounts receivable                                 155,724          76,605
  Due from affiliates (Note 2)                         19,415          24,549
  Notes receivable from
   affiliates - current portion (Note 2)               84,631          30,872
  Inventories                                         344,003         300,413
  Prepaid expenses                                    212,008         144,036
                                                   ----------      ----------
     Total current assets                           1,284,993       1,591,042

Property and equipment, at cost
  (Notes 3 and 4):
  Land                                              3,422,889       2,592,607
  Buildings                                         7,507,937       6,239,359
  Construction in progress                            331,080              --
  Restaurant equipment                             10,898,243       8,706,682
  Leasehold rights and building improvements        4,643,667       2,838,835
  Property under capital leases                     2,369,199       2,369,199
                                                   ----------      ----------
                                                   29,173,015      22,746,682
  Less accumulated depreciation and amortization   11,552,747      10,270,929
                                                   ----------      ----------
                                                   17,620,268      12,475,753

Other assets:
  Franchise rights, net of accumulated
    amortization of $707,114 ($625,724 in 1995)     1,084,080       1,099,470
  Notes receivable from affiliates (Note 2)           113,410         157,083
  Deposit with affiliate (Note 2)                     350,000         330,000
  Investment in Oklahoma Magic, L.P. (Note 15)      2,624,368              --
  Other                                               667,964         480,998
                                                   ----------      ----------
                                                 $ 23,745,083    $ 16,134,346
                                                   ==========      ==========




                         AMERICAN RESTAURANT PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS


                                                  December 31,    December 26,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)       1996            1995
----------------------------------------------    -----------     -----------
Current liabilities:
  Accounts payable                               $  2,115,502    $  1,903,977
  Due to affiliates (Note 2)                           88,654          62,292
  Accrued payroll and other taxes                     545,816         319,902
  Accrued liabilities                               1,008,937         786,598
  Current portion of long-term debt (Notes 3 and 8) 1,428,630         997,814
  Current portion of obligations
   under capital leases (Note 4)                       32,760          68,833
                                                   ----------      ----------
     Total current liabilities                      5,220,299       4,139,416

  Other noncurrent liabilities                        197,308          86,308
  Long-term debt (Note 3 and 8)                    17,430,692       9,526,948
  Obligations under capital leases (Note 4)         1,632,284       1,662,746
  General Partners' interest
    in Operating Partnership                          153,737         167,530
  Commitments (Note 11)                                    --              --

  Partners' capital (deficiency)
     (Notes 5,6,7,10,12 and 13):
    General Partners                                   (4,634)         (3,290)
    Limited Partners:
     Class A Income Preference, authorized 875,000
       units; issued 815,309 units                  6,294,520       6,572,923
     Classes B and C, issued 1,178,384 and
       1,951,025 class B and C units, respectively
       (1,184,046 and 1,959,874 units in 1995,
       respectively)                               (5,811,117)     (4,688,254)
    Cost in excess of carrying value
     of assets acquired                            (1,323,681)     (1,323,681)
    Unrealized loss in investment
    securities (Note 14)                              (44,325)             --
    Notes receivable from employees                        --          (6,300)
                                                   ----------      ----------
    Total partners' capital (deficiency)             (889,237)        551,398
                                                   ----------      ----------
                                                 $ 23,745,083    $ 16,134,346
                                                   ==========      ==========

                               See accompanying notes.


                                      AMERICAN RESTAURANT PARTNERS, L.P.

                                      CONSOLIDATED STATEMENTS OF INCOME
                                         Years ended December 31, 1996,
                                    December 26, 1995 and December 27, 1994

                                                               1996            1995            1994
                                                          ------------    ------------    ------------
Net sales                                                 $ 40,424,953    $ 40,004,295    $ 37,445,069

Operating costs and expenses:
  Cost of sales                                             10,762,986      10,599,422       9,645,875
  Restaurant labor and benefits (Note 12)                   10,672,030      10,444,896      10,122,132
  Advertising (Note 2)                                       2,744,864       2,549,729       2,348,785
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                             7,433,450       7,367,758       6,915,364
  General and administrative:
   Management fees - related party (Note 2)                  2,808,484       2,776,768       2,598,168
   Other (Note 12)                                             766,551         864,553         791,496
  Depreciation and amortization                              1,687,090       1,511,158       1,435,775
  Equity in loss of affiliate (Note 15)                        375,632              --              --
                                                            ----------      ----------      ----------
       Income from operations                                3,173,866       3,890,011       3,587,474

Interest income                                                 34,253          46,334          43,103
Interest expense                                            (1,668,551)     (1,287,776)     (1,226,319)
Closed restaurant expense                                      (97,523)             --              --
Gain on fire settlement (Note 9)                               157,867              --              --
                                                            ----------      ----------      ----------
                                                            (1,476,431)     (1,241,442)     (1,183,216)
                                                            ----------      ----------      ----------
Income before extraordinary item                             1,599,912       2,648,569       2,404,258
Extraordinary loss on early extinguishment of
  debt (Note 10)                                                    --         142,491              --
                                                            ----------      ----------      ----------
Income before General Partners'
  interest in income of
  Operating Partnership                                      1,599,912       2,506,078       2,404,258

General Partners' interest in
  income of Operating Partnership                               15,999          25,061          19,501
                                                            ----------      ----------      ----------
Net income                                                $  1,583,913    $  2,481,017    $  2,384,757
                                                            ==========      ==========      ==========

Net income allocated to Partners:
  Class A Income Preference                               $    324,763    $    519,316    $    861,833
  Class B                                                 $    473,352    $    737,783    $    572,923
  Class C                                                 $    785,798    $  1,223,918    $    950,001

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                                    815,309         824,978         825,764
  Class B                                                    1,188,332       1,172,025       1,160,514
  Class C                                                    1,972,716       1,944,299       1,924,330

Income before extraordinary item per Partnership
  interest:
  Class A Income Preference                               $       0.40    $       0.67    $       1.04
  Class B                                                 $       0.40    $       0.67    $       0.49
  Class C                                                 $       0.40    $       0.67    $       0.49

Extraordinary loss per Partnership interest:
  Class A Income Preference                               $         --    $       0.04    $         --
  Class B                                                 $         --    $       0.04    $         --
  Class C                                                 $         --    $       0.04    $         --

Net income per Partnership interest:
  Class A Income Preference                               $       0.40    $       0.63    $       1.04
  Class B                                                 $       0.40    $       0.63    $       0.49
  Class C                                                 $       0.40    $       0.63    $       0.49

Distributions per Partnership interest:
  Class A Income Preference                               $       0.74    $       0.74    $       1.07
  Class B                                                 $       0.74    $       0.74    $       0.52
  Class C                                                 $       0.74    $       0.74    $       0.52

Pro Forma Amounts per Partnership interest
  upon expiration of Class A Income
  Preference distributions (Note 2):
  Net income                                                   N/A             N/A        $       0.61
  Distributions                                                N/A             N/A        $       0.64

                                          See accompanying notes.


                                                    AMERICAN RESTAURANT PARTNERS, L.P.

                                             Consolidated Statements of Partners' Capital (Deficiency)

                                        Years ended December 31, 1996, December 26, 1995, and December 27, 1994


                               General Partners           Limited Partners                          Cost in
                                ---------------  --------------------------------------- Unrealized excess of
                                   Classes B      Class A Income          Classes B       loss on   carrying     Notes
                                      and C         Preference              and  C       securities  value    receivable
                                --------------- ------------------ --------------------- available  of assets    from
                                 Units  Amounts  Units    Amounts    Units      Amounts   for sale  acquired   employees     Total
                                ------  ------- -------  --------- ---------   ---------  -------  ----------- --------- ----------
Balance at December 28, 1993     3,940 $(3,244) 825,764 $6,751,152 3,076,295 $(4,416,075) $   --  $(1,323,681) $(75,600) $  932,552
Net Income                         --    1,946      --     861,833       --    1,520,978      --          --        --    2,384,757
Partnership distributions          --   (2,049)     --    (883,695)      --   (1,602,545)     --          --        --   (2,488,289)
Units sold to employees (Note 12)  --      --       --         --      9,375      18,750      --          --        --       18,750
Reduction of notes receivable      --      --       --         --        --          --       --          --     44,100      44,100
                                 -----  ------  -------  --------- ---------   ---------   ------  ----------   -------   ---------
Balance at December 27, 1994     3,940  (3,347) 825,764  6,729,290 3,085,670  (4,478,892)     --   (1,323,681)  (31,500)    891,870

Net Income                         --    2,975      --     519,316       --    1,958,726      --          --        --    2,481,017
Partnership distributions          --   (2,918)     --    (611,015)      --   (2,304,588)     --          --        --   (2,918,521)
Units sold to employees (Note 12)  --      --       --         --     18,750      37,500      --          --        --       37,500
Units issued to employees
  as compensation                  --      --       --         --     39,500      99,000      --          --        --       99,000
Reduction of notes receivable      --      --       --         --        --          --       --          --     25,200      25,200
Repurchase of Class A
  Units (Note 13)                  --      --   (10,455)   (64,668)      --          --       --          --        --      (64,668)
                                 -----  ------  -------  --------- ---------   ---------   ------  ----------   -------   ---------
Balance at December 26, 1995     3,940  (3,290) 815,309  6,572,923 3,143,920  (4,688,254)     --   (1,323,681)   (6,300)    551,398

Net Income                         --    1,572      --     324,763       --    1,257,578      --          --        --    1,583,913
Partnership distributions          --   (2,916)     --    (603,166)      --   (2,335,633)     --          --        --   (2,941,715)
Units sold to employees (Note 12)  --      --       --         --     30,750      58,500      --          --        --       58,500
Units issued to employees
  as compensation                  --      --       --         --        --       15,900      --          --        --       15,900
Units purchased from employees     --      --       --         --    (45,261)   (119,208)     --          --        --      119,208)
Reduction of notes receivable      --      --       --         --        --          --       --          --      6,300       6,300
Unrealized loss on securities
  available for sale (Note 14)     --      --       --         --        --          --   (44,325)        --        --      (44,325)
                                 -----  ------  -------  --------- ---------   ---------   ------  ----------   -------   ---------
Balance at December 31, 1996     3,940 $(4,634) 815,309 $6,294,520 3,129,409 $(5,811,117)$(44,325)$(1,323,681) $    --    $(889,237)
                                 =====  ======  =======  ========= =========   =========  =======  ==========   =======    ========



                                                                        See accompanying notes.


                                AMERICAN RESTAURANT PARTNERS, L.P.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Years Ended December 31, 1996
                             December 26, 1995 and December 27, 1994

                                                             1996            1995            1994
                                                        ------------    ------------    ------------
Cash flows from operating activities:
  Net income                                            $  1,583,913    $  2,481,017    $  2,384,757
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Depreciation and amortization                          1,687,090       1,511,158       1,435,775
    Provision for deferred rent                               13,477           9,563          11,335
    Provision for deferred compensation                        6,300          25,200          44,100
    Unit compensation expense (Note 12)                       15,900          99,000              --
    Equity in loss of affiliate                              375,632              --              --
    Loss on disposition of assets                             12,791          20,562           6,968
    Closed restaurant expense                                 97,523              --              --
    Gain on fire settlement                                 (157,867)             --              --
    General Partners' interest in net
     income of Operating Partnership                          15,999          25,061          19,501
  Net change in operating assets and liabilities:
    Accounts receivable                                      (79,119)         13,274          93,954
    Due from affiliates                                        5,134          (4,248)          6,876
    Inventories                                              (43,590)         (7,946)         (7,021)
    Prepaid expenses                                         (67,972)        (36,233)        151,851
    Deposit with affiliate                                   (20,000)             --              --
    Accounts payable                                         211,525         349,005        (184,387)
    Due to affiliates                                         26,362         (16,684)         (3,353)
    Accrued payroll and other taxes                          225,914          22,416          23,760
    Accrued liabilities                                      222,339           1,531          73,324
                                                           ---------       ---------       ---------
  Net cash provided by
   operating activities                                    4,131,351       4,492,676       4,057,440

Investing activities:
  Investment in affiliate                                 (3,000,000)             --              --
  Purchases of certificates of deposit                        (5,103)        (79,687)       (122,833)
  Redemption of certificates of deposit                           --         107,356         129,945
  Purchase of securities available for sale                  (97,389)             --              --
  Additions to property and equipment                     (6,747,527)     (1,185,444)     (2,130,601)
  Proceeds from sale of property and equipment                 7,520           9,630           5,329
  Decrease in restricted cash                                     --              --         750,000
  Purchase of franchise rights                               (66,000)             --         (30,000)
  Funds advanced to affiliates                               (57,131)        (15,000)             --
  Collections of notes receivable from affiliates             47,045          25,467          11,344
  Net proceeds from fire settlement                          180,437              --              --
  Other, net                                                (232,535)       (110,193)        (51,012)
                                                           ---------       ---------       ---------
  Net cash used in
   investing activities                                   (9,970,683)     (1,247,871)     (1,437,828)

Financing activities:
  Proceeds from short-term borrowings                             --              --         360,000
  Proceeds from long-term borrowings                      16,020,932       3,900,000         995,963
  Payments on short-term borrowings                               --              --        (360,000)
  Payments on long-term borrowings                        (7,686,372)     (4,162,444)     (1,412,313)
  Payments on capital lease obligations                      (66,535)        (68,746)       (102,575)
  Distributions to Partners                               (2,941,715)     (2,918,521)     (2,488,289)
  Proceeds from issuance of Class B and C units               58,500          37,500          18,750
  Repurchase of Class A units                                     --         (64,668)             --
  Repurchase of Class B and C units                         (119,208)             --              --
  General Partners' distributions
   from Operating Partnerships                               (29,792)        (29,480)        (20,547)
                                                           ---------       ---------       ---------
  Net cash provided by (used in)
   financing activities                                    5,235,810      (3,306,359)     (3,009,011)
                                                           ---------       ---------       ---------
       Net decrease in
        cash and cash equivalents                           (603,522)        (61,554)       (389,399)

Cash and cash equivalents at beginning of period             782,348         843,902       1,233,301
                                                           ---------       ---------       ---------
Cash and cash equivalents at end of period              $    178,826    $    782,348    $    843,902
                                                           =========       =========       =========

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, L.C., hereinafter collectively referred to as the Partnership. All significant intercompany transactions and balances have been eliminated.

FISCAL YEAR

The Partnership operates on a 52 or 53 week fiscal year ending on the last Tuesday in December. The Partnership's operating results reflected in the accompanying consolidated statements of income include 53 weeks, 52 weeks and 52 weeks for the years ended December 31, 1996, December 26, 1995 and December 27, 1994, respectively.

OPERATIONS

All of the restaurants owned by the Partnership are operated under a franchise agreement with Pizza Hut, Inc., the franchisor.
The agreement grants the Partnership exclusive rights to develop and operate restaurants in certain franchise territories.

A schedule of restaurants in operation for the periods presented in the accompanying consolidated financial statements is as follows:

                  AMERICAN RESTAURANT PARTNERS, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    -------------------------------
                                                 1996   1995   1994
                                                 ----   ----   ----
Restaurants in operation at beginning of period   60     60     58
Opened                                             7     --      2
                                                  --     --     --
Restaurants in operation at end of period         67     60     60
                                                  ==     ==     ==

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

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in 1996. The effect of the adoption was not material to the accompanying financial statements.

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

SELF INSURANCE

The  Partnership is self-insured with respect to certain  workers
compensation   risks  in  the  state  of  Texas.  The Partnership
maintains certain excess loss coverage with respect to such risks. The Partnership estimates its liability for the self-insured portions of the risks covered by the program and accrues appropriate reserves.

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

                  AMERICAN RESTAURANT PARTNERS, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    -------------------------------

The Partnership became subject to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," during 1993. Due to differences in the rules related to reporting income for financial statement purposes and for purposes of income tax returns by individual limited partners, the tax information sent to individual limited partners after the end of the year differed from the information contained herein. At December 31, 1996, the Partnership's reported amount of its net assets for financial statement purposes were less than the income tax bases of such net assets by approximately $313,000.

The  Omnibus  Budget  Reconciliation Act of  1987  provides  that
public   limited   partnerships  will  become  taxable   entities
beginning  in  1998.   The  effect  of  these  changes   on   the
Partnership is uncertain at this time.

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

ACCOUNTING FOR UNIT BASED COMPENSATION

In October 1995, the FASB issued Statement No. 123, Accounting for Stock-Based Compensation, which prescribed accounting and reporting standards for all equity-based compensation plans, including employee stock options, restricted stock, and stock appreciation rights. Statement No. 123 did not require companies to change their existing accounting for employee stock options under APB Opinion No. 25, Accounting for Stock Issued to

                 AMERICAN RESTAURANT PARTNERS, L.P.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


1.  SIGNIFICANT ACCOUNTING POLICIES (continued)
    -------------------------------

Employees, but instead encouraged companies to recognize expense for equity-based awards on their estimated fair value on the date of grant. Companies electing to continue to follow present accounting rules under APB Opinion No. 25 are required to provide pro forma disclosures of what net income and earnings per share would have been had the new fair value method been used. The Partnership has elected to continue to apply the existing accounting contained in APB 25 and the required pro forma disclosures under the new method have not been presented as no options have been granted in either 1996 or 1995.

INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale are carried at fair value, with the unrealized gains and losses reported in a separate component of partners' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.


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

Affiliates of the Management Company provide various other services for the Partnership including promotional advertising. In addition to participating in advertising provided by the franchisor, an affiliated company engages in promotional activities to further enhance restaurant sales. The affiliate's fees for such services are based on the actual costs incurred and principally relate to the reimbursement of print and media costs. In exchange for advertising services provided directly by the affiliate, the Partnership will pay a commission based upon 15% of the advertising costs incurred. Such costs were not significant in 1996, 1995 or 1994.

                  AMERICAN RESTAURANT PARTNERS, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


2.  RELATED PARTY TRANSACTIONS (continued)
    --------------------------

The Partnership maintains a deposit with the Management Company equal to approximately one and one-half month's management fee. Such deposit, $350,000 at December 31, 1996 and $330,000 at December 26, 1995, may be increased or decreased at the discretion of RAM.

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

Transactions with related parties included in the accompanying consolidated financial statements and notes are summarized as follows:

                                  1996         1995          1994
                                 ------       ------        ------
Management fees                $2,808,484   $2,776,768    $2,598,168
Management Company bonuses        342,684      356,021       378,825
Advertising commissions            66,150       99,834        74,401


The Partnership has made advances to various affiliates under notes receivable which bear interest at market rates. The advances are to be received in varying installments with maturities over the next five years as follows: 1997 - $84,631; 1998 - $34,945; 1999 - $25,011; 2000 - $4,993; and 2001 -
$5,993. The remaining amounts are due in varying annual installments through 2006. All such notes are guaranteed by the majority owner of the Partnership. In addition, the Partnership has certain other amounts due from and to affiliates which are on a noninterest bearing basis.

                 AMERICAN RESTAURANT PARTNERS, L.P.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  LONG-TERM DEBT
    --------------

Long-term debt consists of the following at December 31, 1996 and December 26, 1995:

                                                1996          1995
                                               ------        ------
Notes payable to Intrust Bank in Wichita,
 payable in monthly installments
 aggregating $79,285, including interest
 at the bank's base rate plus 1%
 (9.75% at December 31, 1996)
 adjusted monthly, due at various
 dates through 1998                         $ 6,407,933   $   952,818

Notes payable to NationsBank of
 Georgia, N.A., payable in monthly
 installments aggregating $36,457,
 including interest at NationsBank
 index rate plus 1 3/4% (10.5% at
 December 26, 1995), due at various
 dates through December 2006                       --       1,714,965

Notes payable to Franchise Mortgage
 Acceptance Company payable in monthly
 installments aggregating $80,754,
 including interest at fixed rates
 of 8.95% and 10.95%, due at various
 dates through August 2011                    9,878,192     4,927,328

Notes payable to various banks,
 monthly installments aggregating
 $51,896, including interest at
 various fixed and floating rates
 ranging from 9.3% to 10.0% at
 December 31, 1996, due at various
 dates through October 2006                   2,573,197    2,929,651
                                             ----------   ----------
                                             18,859,322   10,524,762
Less current portion                          1,428,630      997,814
                                             ----------   ----------
                                            $17,430,692  $ 9,526,948
                                             ==========   ==========

Subsequent to December 31, 1996, the Partnership refinanced certain of the Intrust Bank debt with a new promissory note to Intrust Bank for $3,639,000 dated March 3, 1997 of which the entire amount has been drawn. Such note matures March 15, 2002. Accordingly, the current portion of long-term debt has been classified to reflect the terms of the new agreement. The write-off of unamortized loan cost related to this refinancing was not material.

                 AMERICAN RESTAURANT PARTNERS, L.P.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3.  LONG-TERM DEBT (continued)
    --------------

Certain  borrowings through Franchise Mortgage Acceptance Company
(FMAC) are part of loans "pooled" together with other franchisees in good standing and approved restaurant concepts, as defined, and sold to the secondary market. The Partnership has provided to FMAC a limited, contingent guarantee equal to 13% of the original loan balance ($801,352 in the aggregate at December 31, 1996), referred to as the "Performance Guarantee Amount" (PGA). The PGA is paid monthly and to the extent that the other loans in the "pool" are delinquent or in default, the amount of the PGA refund will be reduced proportionately; however, at December 31, 1996, no such loans within the Partnership"s "pool" were delinquent or
in  default.   The  PGA  remains in effect until  the  loans  are
discharged, prepaid, accelerated, or mature, as defined in the secured promissory note. The interest rates for the loans are
fixed  at  8.95% and 10.95% for the full term of the loans.   The
loans require, among other conditions, that the Partnership maintain a certain fixed charge coverage ratio, as defined.

Subsequent to December 31, 1996, the Partnership entered into an additional $1,000,000 promissory note with Intrust Bank to fund property and equipment additions. Such note matures September 3, 1997.

All borrowings are secured by substantially all land, buildings, and equipment of the Partnership. In addition, all borrowings, except for the FMAC loans are supported by the guarantee of the majority owner of the Partnership.

Future  annual  long-term debt maturities, exclusive  of  capital
lease commitments over the next five years are as follows:   1997
-  $1,429,000;  1998  -  $6,858,000; 1999 -  $1,701,000;  2000  -
$1,765,000; and 2001 - $1,372,000.

Cash  paid for interest was $1,383,668, $1,293,773 and $1,192,753 for  the  years ended December 31, 1996, December 26,  1995,  and
December 27, 1994, respectively.


               AMERICAN RESTAURANT PARTNERS, L.P.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.  LEASES
    ------

The Partnership leases land and buildings for various restaurants under both operating and capital lease arrangements. Initial lease terms normally range from 5 to 20 years with renewal options generally available. The leases are net leases under which the Partnership pays the taxes, insurance, and maintenance costs, and they generally provide for both minimum rent payments and contingent rentals based on a percentage of sales in excess of specified amounts.

Minimum and contingent rent payments for land and buildings leased from affiliates were $27,500 for each of the years ended
December 31, 1996, December 26, 1995 and December 27, 1994.

Total minimum and contingent rent expense under all operating lease agreements were as follows:

                            1996            1995           1994
                           ------          ------         ------
Minimum rentals          $827,558         $792,957       $783,895
Contingent rentals        171,144          186,355        184,236

Future minimum payments under capital leases and noncancelable operating leases with an initial term of one year or more at December 31, 1996, are as follows:

                                          Operating
                                         Leases With     Operating
                          Capital         Unrelated     Leases With
                          Leases           Parties       Affiliates
                          -------        ----------     -----------

       1997           $   307,923       $   746,505     $   29,562
       1998               308,723           576,496         30,250
       1999               318,942           479,362         30,250
       2000               325,134           347,743         30,250
       2001               328,382           271,668         30,250
       Thereafter       2,630,091         1,505,194          7,563
                        ---------         ---------        -------
Total minimum payments  4,219,194       $ 3,926,968      $ 158,125
                                          =========        =======
Less interest           2,554,150
                        ---------
                        1,731,579
Less current portion       32,760
                        ---------
                       $1,632,284
                        =========



               AMERICAN RESTAURANT PARTNERS, L.P.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


4.  LEASES (continued)
    ------

Amortization of property under capital leases, determined on the straight-line basis over the lease terms totaled $165,360 for each of the years ended December 31, 1996, December 26, 1995 and December 27, 1994 and is included in depreciation and amortization in the accompanying consolidated statements of income. The cost of property under capital leases was $2,369,199 at December 31, 1996 and December 26, 1995, and accumulated amortization on such property under capital leases was $1,122,778 and $957,420 at December 31, 1996 and December 26, 1995, respectively.

5.  LIMITED PARTNERSHIP UNITS
    -------------------------

The Partnership has three classes of Partnership Units outstanding, consisting of Class A Income Preference, Class B, and Class C Units, The Units are in the nature of equity securities entitled to participate in cash distributions of the Partnership on a quarterly basis at the discretion of RAM, the General Partner. In the event the partnership is terminated, the Unitholders will receive the remaining assets of the Partnership after satisfaction of Partnership liability and capital account requirements.

Since inception of the Partnership in August, 1987, the Partnership paid a preference payment of $0.275 each quarter until such time as the Class A Income Preference Units had received $10.00 in aggregate cash distributions. The $10.00 aggregate cash distribution requirement was satisfied with the May 6, 1994 distribution. While the preference distribution was in effect, net income was allocated to the Class A Income Preference Units until the amount allocated equaled the preference amount. The remaining net income was allocated to all partners in accordance with their respective Units in the Partnership with all outstanding Units being treated equally. As the cash distribution requirement was satisfied in 1994, net income for 1996 was allocated to all partners in accordance with their respective Units in the Partnership with all outstanding Units being treated equally.

Without the $.55 preference amount, the 1994 distribution and net income of $1.07 and $1.04, respectively, per Class A Income
Preference Unit would have been $.64 and $.61, respectively.


               AMERICAN RESTAURANT PARTNERS, L.P.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6.  DISTRIBUTIONS TO PARTNERS
    -------------------------

On  January  2, 1997, the Partnership declared a distribution  of
$.11  per  Unit  to all Unitholders of record as of  January  12,
1997.   The  total distribution is not reflected in the  December
31, 1996, consolidated financial statements.

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

A summary of Units under options in the Plan is as follows:

                                   Units           Option Price
                                   -----           ------------

Balance at December 27, 1994       2,215            $8.50-9.00
   Terminated                       (500)              8.50
                                   -----               ----
Balance at December 26, 1995
   and December 31, 1996           1,715            $8.50-9.00
                                   =====             =========


               AMERICAN RESTAURANT PARTNERS, L.P.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


7.  UNIT OPTION PLAN (continued)
    ----------------

At  December  31,  1996, options on 1715 Units  were exercisable.
Unit options available for future grants totaled 47,521 at December 31, 1996 and December 26, 1995, respectively.


8.  FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

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

     The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 and December 26, 1995 are as follows:

                     December 31, 1996          December 26, 1995
                     -----------------          -----------------
                    Carrying        Fair        Carrying      Fair
                     Value          Value        Value        Value
                     -----          -----        -----        -----
Cash and cash
 equivalents      $   178,826   $   178,826   $   782,348  $   782,348
Certificates of
 deposit              157,635       157,635       152,532      152,532
Long-term debt     18,859,322    18,681,436    10,524,762   10,395,546



               AMERICAN RESTAURANT PARTNERS, L.P.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9.   FIRE SETTLEMENT
     ---------------

During the quarter ended June 25, 1996, the Partnership incurred a fire at one of its restaurants. The property was insured for replacement cost and the Partnership realized a gain of $157,867.

10.  EXTINGUISHMENT OF DEBT
     ----------------------

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

11.  LETTER OF CREDIT
     ----------------

At  December  31,  1996, the Partnership has obtained  a  $50,000 letter of credit from a bank, secured by certificates of deposit for the same amount, to support obligations under its workers compensation insurance coverage.

12.  CLASS B AND C RESTRICTED UNITS SOLD TO EMPLOYEES
     ------------------------------------------------

During 1995, the Partnership issued 39,500 Class B and C units to certain employees as a bonus. This resulted in the Partnership recognizing $99,000 as compensation expense which is included under the caption of "General and administrative - other" in the accompanying statement of income.

On July 1, 1994, the Partnership entered into a Unit Purchase Agreement with certain employees whereby the employees shall purchase Class B and C Units every six months beginning July 1, 1994, and continuing until January 1, 1998. The purchase price per unit is $2.00 with a total of 75,000 units to be purchased over three and one-half years. During 1996, 1995 and 1994 the Partnership issued 30,750, 18,750 and 9,375 Class B and C units for $58,500, $37,500 and $18,750, respectively.


               AMERICAN RESTAURANT PARTNERS, L.P.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12.  CLASS B AND C RESTRICTED UNITS SOLD TO EMPLOYEES (continued)
     ------------------------------------------------

During 1993, the Partnership issued 25,200 Class B and C Units to certain employees in exchange for notes receivable which will be forgiven by the Partnership over a three year period. The forgiveness of the note receivable balance together with interest thereon will be recognized as compensation expense over the three year period. Total compensation expense recognized in 1996, 1995 and 1994 was $6,300, $25,200 and $44,100, respectively, which is included as restaurant labor and benefits in the accompanying statements of income. The Units are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units in the event the employee is terminated for an amount not to exceed $3.00 per unit.

13.  STOCKHOLDERS' EQUITY
     --------------------

During  1995,  the Partnership purchased 10,155  Class  A  Income
Preference Units for $64,668. These Units were retired by the Partnership.

14.  INVESTMENTS
     -----------

The following is a summary of available-for-sale securities:

                                        Gross        Estimated
                                       Unrealized       Fair
                          Cost           Losses         Value
                          ----           ------         -----
Equity securities:

December 31, 1996       $177,076         $ 44,325       $132,751
                         =======           ======        =======
December 26, 1995       $ 79,687         $     --       $ 79,687
                         =======           ======        =======

The net adjustment to unrealized holding losses on available-for-sale securities included as a separate component of partners' equity totaled $44,325 in 1996.

15.  INVESTMENT IN AFFILIATE
     -----------------------

On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. ("Magic"), that owns and operates thirty-two Pizza Hut restaurants in Oklahoma for $3,000,000 in cash. The purchase was financed by the Partnership from a short-term note payable entered into with Intrust Bank which was refinanced on a long-term basis on July 30, 1996. The remaining


               AMERICAN RESTAURANT PARTNERS, L.P.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


15.  INVESTMENT IN AFFILIATE (continued)
     -----------------------

partnership interests in Magic are held by Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of the
Partnership, Hospitality Group of Oklahoma, Inc. (25%), and RMC American Management, Inc. (RAM)(.75%), the managing general partner of the Partnership. RAM is also the managing general partner of Magic. The Partnership accounts for its investment in the unconsolidated affiliate using the equity method of accounting. The proforma unaudited results of operations for the years ended December 31, 1996 and December 26, 1995, assuming consummation of the purchase and financing of the $3,000,000 note payable as of December 28, 1994 are as follows:



                                                Year Ended
                                       December 31,    December 26,
                                          1996            1995
                                       -----------     -----------
Net sales                              $40,424,953     $40,004,295
Equity in earnings (loss)                 (334,912)        142,255
Net income                               1,192,848       2,339,700
Net income per partnership interest
  Class A Income Preference            $      0.30     $      0.59
  Class B                              $      0.30     $      0.59
  Class C                              $      0.30     $      0.59

Condensed financial  statements for  the unconsolidated affiliate accounted  for under  the equity  method  of accounting described above are as follows:
                                            December 31,
                                               1996
                                            -----------
Balance sheet:
  Current assets                            $ 1,101,130
  Noncurrent assets                          10,624,687
                                             ----------
                                            $11,725,817
                                             ==========

  Current liabilities                       $ 1,851,228
  Noncurrent liabilities                      6,591,644
  Partners' equity                            3,282,945
                                             ----------
                                            $11,725,817
                                             ==========

                  AMERICAN RESTAURANT PARTNERS, L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


15.  INVESTMENT IN AFFILIATE (continued)
     -----------------------

                                             For the 41
                                             weeks ended
                                             December 31,
                                                1996
                                             -----------
Statement of Operations:
  Revenues                                  $12,805,324
  Cost of sales                               3,670,348
  Operating expenses                          9,458,330
                                             ----------
  Operating loss                               (323,354)
  Other expense (principally interest)          511,364
                                             ----------
  Net loss                                  $  (834,718)
                                             ==========

In November 1996, Magic notified HGO that it is seeking to terminate HGO's interest in Magic and to purchase such interest pursuant to the Magic partnership agreement as a result of HGO's alleged violations of certain matters pursuant to such agreement. HGO has denied such violations and the parties are continuing to seek to resolve such matters. In the event Magic ultimately prevails, it is likely that the Partnership's interest in Magic would be increased from 45% to 60%; however, the Partnership would not likely be required to make any additional contributions to Magic.




                                         AMERICAN RESTAURANT PARTNERS, L.P.
                                                 QUARTERLY RESULTS
                                                    (Unaudited)

                      First Quarter            Second Quarter           Third Quarter            Fourth Quarter
                     1996       1995          1996       1995          1996       1995          1996       1995
                   --------------------     --------------------    ---------------------    ---------------------
Net Sales        $ 9,855,670  9,067,057     9,887,850 10,996,286    10,032,758 10,274,920    10,648,675  9,666,032

Gross Profit     $ 7,291,643  6,693,950     7,337,497  8,055,924     7,295,948  7,586,151     7,736,879  7,068,848

Income from
  Operations     $ 1,026,586    770,615     1,042,716  1,385,373       360,798    988,415       743,766    745,608

Net Income       $   697,699    451,597       790,264  1,037,434       (70,775)   672,171       166,725    319,815

Net income per unit:
   Class A       $      0.18       0.12          0.20       0.26         (0.02)      0.17          0.04       0.08
   Class B       $      0.18       0.12          0.20       0.26         (0.02)      0.17          0.04       0.08
   Class C       $      0.18       0.12          0.20       0.26         (0.02)      0.17          0.04       0.08





                                                Exhibit 23.1

               Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8) No. 33-20784) pertaining to the Class A Unit Option Plan of American Restaurant Partners, L.P. of our report dated March 26, 1997, with respect to the consolidated financial statements of American Restaurant Partners, L.P. included in the Annual Report (Form 10-K) for the year ended December 31, 1996.


                                  /s/Ernst & Young LLP

Wichita, Kansas
March 26, 1997

                                                                        Exhibit 11
                         AMERICAN RESTAURANT PARTNERS, L.P.
                  COMPUTATION OF EARNINGS PER PARTNERSHIP INTEREST
                           Years ended December 31, 1996
                      December 26, 1995, and December 27, 1994




                                               1996           1995           1994
                                             ---------      ---------      ---------
Income before General Partners'
 interest in income of Operating
 Partnership                               $ 1,599,912    $ 2,506,078    $ 2,404,258
Priority amount attributable to
 Class A Income Preference units                    --             --       (454,170)
                                             ---------      ---------      ---------
Balance attributable to all
 Partnership interests                       1,599,912      2,506,078      1,950,088
                                             =========      =========      =========

Income before General Partners'
 interest in  income of Operating
 Partnership                               $ 1,599,912    $ 2,506,078    $ 2,404,258
Net income attributable to
 General Partners (1%)                         (15,999)       (25,061)       (19,501)
                                             ---------      ---------      ---------
Net income attributable to
 American Restaruant Partners,
 L.P. unitholders                          $ 1,583,913    $ 2,481,017    $ 2,384,757
                                             =========      =========      =========

Net income allocated to Partners:
   Class A Income Preference               $   324,763    $   519,316    $   861,833
   Class B                                 $   473,352    $   737,783    $   572,923
   Class C                                 $   785,798    $ 1,223,918    $   950,001


Weighted average number of
 Partnership units outstanding
 during period:
   Class A Income Preference                   815,309        824,978        825,764
   Class B                                   1,188,332      1,172,025      1,160,514
   Class C                                   1,972,716      1,944,299      1,924,330


Income before extraordinary item
 per Partnership interest:
   Class A Income Preference               $      0.40    $      0.67    $      1.04
   Class B                                 $      0.40    $      0.67    $      0.49
   Class C                                 $      0.40    $      0.67    $      0.49


Income per Partnership
 interest:
   Class A Income Preference               $      0.40    $      0.63    $      1.04
   Class B                                 $      0.40    $      0.63    $      0.49
   Class C                                 $      0.40    $      0.63    $      0.49
