Form 10-Q
period 1997-04-01
AMERICAN RESTAURANT PARTNERS L P
filed 1997-05-16
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended April 1, 1997     Commission file number 1-9606


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


                          YES [X]    NO [ ]


                 AMERICAN RESTAURANT PARTNERS, L.P.

                                INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          April 1, 1997 and December 31, 1996                       1


          Consolidated Statements of Operations for
          the Three Periods Ended April 1, 1997
          and March 26, 1996                                        2


          Consolidated Statements of Cash Flows for
          the Three Periods Ended April 1, 1997
          and March 26, 1996                                        3


          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           6-8


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                          9







                         AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Unaudited)


                                                   April 1,       December 31,
          ASSETS                                     1997             1996
------------------------------------             -----------      ------------
Current assets:
  Cash and cash equivalents                     $     49,212     $    178,826
  Certificate of deposit                             164,202          157,635
  Investments available for sale,
   net of fair market value adjustment
   of $62,326 and $44,325, respectively              114,750          132,751
  Accounts receivable                                233,480          155,724
  Due from affiliates                                 55,096           19,415
  Notes receivable from
   affiliates - current portion                       74,972           84,631
  Inventories                                        341,435          344,003
  Prepaid expenses                                   237,840          212,008
                                                  ----------       ----------
     Total current assets                          1,270,987        1,284,993

Net property and equipment                        17,760,380       17,620,268

Other assets:
  Franchise rights, net                            1,090,583        1,084,080
  Notes receivable from affiliates                   141,719          113,410
  Deposit with affiliate                             350,000          350,000
  Investment in Oklahoma Magic, L.P.               2,550,054        2,624,368
  Other                                              673,895          667,964
                                                  ----------       ----------
                                                $ 23,837,618     $ 23,745,083
                                                  ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
  Accounts payable                              $  2,026,446     $  2,115,502
  Due to affiliates                                   17,364           88,654
  Accrued payroll and other taxes                    292,382          545,816
  Accrued liabilities                                828,648        1,008,937
  Current portion of long-term debt                5,238,777        1,428,630
  Current portion of obligations
   under capital leases                               33,651           32,760
                                                  ----------       ----------
     Total current liabilities                     8,437,268        5,220,299

  Other noncurrent liabilities                       187,078          197,308
  Long-term debt                                  14,803,873       17,430,692
  Obligations under capital leases                 1,630,457        1,632,284
  General Partners' interest
    in Operating Partnership                         148,036          153,737

  Partners' capital (deficiency):
    General Partners                                  (5,192)          (4,634)
    Limited Partners:
     Class A Income Preference                     6,179,167        6,294,520
     Classes B and C                              (6,157,062)      (5,811,117)
    Cost in excess of carrying value
     of assets acquired                           (1,323,681)      (1,323,681)
  Unrealized loss in investment securities           (62,326)         (44,235)
                                                  ----------       ----------
    Total partners' deficiency                    (1,369,094)        (889,147)
                                                  ----------       ----------
                                                $ 23,837,618     $ 23,745,173
                                                  ==========       ==========

                              See accompanying notes.




                          AMERICAN RESTAURANT PARTNERS, L.P.

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Periods Ended
                                                      April 1,      March 26,
                                                        1997          1996
                                                     ----------    ----------
Net sales                                           $ 9,619,205   $ 9,855,670

Operating costs and expenses:
  Cost of sales                                       2,551,292     2,564,027
  Restaurant labor and benefits                       2,787,839     2,574,554
  Advertising                                           561,291       652,570
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                      1,875,165     1,767,496
  General and administrative:
   Management fees                                      669,449       684,451
   Other                                                182,306       192,475
  Depreciation and amortization                         490,137       382,009
  Equity in loss of affiliate                            74,313        11,502
                                                     ----------    ----------
       Income from operations                           427,413     1,026,586

Interest income                                          (8,420)       (6,995)
Interest expense                                        562,533       328,835
                                                     ----------    ----------
Income (loss) before General Partners'
  interest in income (loss) of
  Operating Partnership                                (126,700)      704,746

General Partners' interest in
  income (loss) of Operating Partnership                 (1,267)        7,047
                                                     ----------    ----------
Net income (loss)                                   $  (125,433)  $   697,699
                                                     ==========    ==========

Net income (loss) allocated to Partners:
  Class A Income Preference                         $   (25,639)  $   142,859
  Class B                                           $   (37,532)  $   208,490
  Class C                                           $   (62,262)  $   346,350

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                             815,309       815,309
  Class B                                             1,193,512     1,189,874
  Class C                                             1,979,913     1,976,654

Net income (loss) per Partnership interest:
  Class A Income Preference                         $     (0.03)  $      0.18
  Class B                                           $     (0.03)  $      0.18
  Class C                                           $     (0.03)  $      0.18

Distributions per Partnership interest:
  Class A Income Preference                         $      0.11   $      0.16
  Class B                                           $      0.11   $      0.16
  Class C                                           $      0.11   $      0.16


                           See accompanying notes.





                       AMERICAN RESTAURANT PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                     Three Periods Ended
                                                   April 1,        March 26,
                                                     1997             1996
                                                 ------------     -----------
Cash flows from operating activities:
  Net income (loss)                             $   (125,433)    $    697,699
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
    Depreciation and amortization                    490,137          382,009
    Provision for deferred rent                        2,516            6,226
    Provision for deferred compensation                   --            6,300
    Unit compensation expense                         11,737           15,900
    Equity in loss of affiliate                       74,313           11,502
    Loss on disposition of assets                     11,624            1,949
    General Partners' interest in net
     income (loss) of Operating Partnership           (1,267)           7,047
  Net change in operating assets and liabilities:
    Accounts receivable                              (77,756)         (68,653)
    Due from affiliates                               (2,181)         (45,371)
    Inventories                                        2,568          (66,535)
    Prepaid expenses                                 (25,832)         (19,449)
    Accounts payable                                 (89,056)         494,132
    Due to affiliates                                (71,290)         (47,452)
    Accrued payroll and other taxes                 (253,434)          34,980
    Accrued liabilities                             (180,289)         (42,872)
    Other, net                                       (49,390)          (9,537)
                                                   ---------        ---------
       Net cash provided by (used in)
         operating activities                       (283,033)       1,357,875

Cash flows from investing activities:
  Investment in affiliate                                 --       (3,000,000)
  Purchase of certificate of deposit                  (6,567)        (150,496)
  Additions to property and equipment               (602,862)        (816,810)
  Proceeds from sale of property and equipment           200            3,924
  Purchase of franchise rights                       (15,000)              --
  Collections of notes receivable from affiliates     18,850            6,874
                                                   ---------        ---------
       Net cash used in
         investing activities                       (605,379)      (3,956,508)

Cash flows from financing activities:
  Payments on long-term borrowings                (3,899,672)      (1,918,563)
  Proceeds from long-term borrowings               5,083,000        2,693,492
  Proceeds from short-term borrowings                     --        3,000,000
  Payments on capital lease obligations                 (936)         (15,032)
  Distributions to Partners                         (438,910)        (636,807)
  Proceeds from issuance of Class B and C units       19,750           30,750
  Repurchase of Class B and C units                       --           (4,545)
  General Partners' distributions
   from Operating Partnerships                        (4,434)          (6,449)
                                                   ---------        ---------
       Net cash provided by
         financing activities                        758,798        3,142,846
                                                   ---------        ---------
       Net increase (decrease) in
        cash and cash equivalents                   (129,614)         544,213

Cash and cash equivalents at beginning of period     178,826          782,348
                                                   ---------        ---------
Cash and cash equivalents at end of period      $     49,212     $  1,326,561
                                                   =========        =========

                            See accompanying notes.




               AMERICAN RESTAURANT PARTNERS, L.P.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General
    -------
The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, LLC, hereinafter collectively referred to as the Partnership, and have been prepared without audit. The Balance Sheet at December 31, 1996 has been derived from financial statements which have been audited by Ernst & Young, independent auditors. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1996.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership historically has realized approximately 40% of its operating profits in periods six through nine (18 weeks).


2.  Distribution to Partners
    ------------------------
On April 2, 1997 the Partnership declared a distribution of $0.11 per unit to all unitholders of record as of April 11, 1997 payable on April 25, 1997. The distribution is not reflected in the April 1, 1997 consolidated condensed financial statements.


3.  Investment in Affiliate
    -----------------------
On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. ("Magic"), that owns and operates thirty-two Pizza Hut restaurants in Oklahoma for $3.0 million in cash. The purchase was financed by the Partnership from a short-term note payable entered into with Intrust Bank which was refinanced on a long-term basis on July 30, 1996. The remaining partnership interests in Magic are held by Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of the Partnership, Hospitality Group of Oklahoma, Inc.
(HGO)(25%), the former owners of the thirty-two Oklahoma restaurants, and RMC American Management, Inc. (RAM)(.75%), the
managing  general  partner of the Partnership.   RAM  is  also  the
managing general partner of Magic. The Partnership accounts for its investment in the unconsolidated affiliate using the equity method of accounting. The proforma unaudited results of operations for the quarter ended March 26, 1996, assuming consummation of the purchase and financing of the $3.0 million note payable as of December 27, 1995 are as follows:

                                                Quarter
                                                 ended
                                                March 26,
                                                  1996
                                               ---------
Net sales                                    $ 9,855,670
Equity in earnings                                10,978
Net income                                       647,478
Net income per partnership interest
  Class A Income Preference                  $      0.16
  Class B                                    $      0.16
  Class C                                    $      0.16

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




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
As  of April 1, 1997, the Partnership operated 55 traditional Pizza
Hut   red  roof  restaurants,  nine  delivery/carryout  units,  one convenience store location and two dualbrand locations.

Quarter Ended April 1, 1997 Compared to Quarter Ended
-----------------------------------------------------
March 26, 1996
--------------
NET SALES. Net sales for the quarter ended April 1, 1997 decreased $236,000 from $9,856,000 to $9,619,000, a 2.4% decrease from the first quarter of 1996. Comparable restaurant sales decreased 8.9%. This sales decrease was caused primarily by the successful introduction of TripleDecker Pizza in the prior year which contributed to comparable restaurant sales growth of 8.7% during the first quarter of 1996.

INCOME FROM OPERATIONS. Income from operations decreased $599,000 from $1,026,000 to $427,000, a 58.4% decrease from the same quarter in 1996. As a percentage of net sales, income from operations decreased to 4.4% for the quarter ended April 1, 1997 compared to 10.4% for the quarter ended March 26, 1996. Cost of sales increased as a percentage of net sales from 26.0% for the quarter ended March 26, 1996 to 26.5% for the quarter ended April 1, 1997. This increase is primarily attributable to the promotion of products with higher food costs at reduced prices during the first quarter of 1997. Labor and benefits expense increased as a percentage of net sales from 26.1% in 1996 to 29.0% in 1997 due to the minimum wage increase and lower same store sales. Advertising decreased as a percentage of net sales from 6.6% in 1996 to 5.8% in 1997. Operating expenses increased to 19.5% of net sales in 1997 from 17.9% of net sales in 1996 primarily attributable to the effects of lower same store sales volumes on fixed operating costs. General and administrative expenses were 8.9% of net sales in both 1996 and 1997. Depreciation and amortization expense increased from 3.9% of net sales in 1996 to 5.1% of net sales in 1997 due to the construction of new restaurants and remodels of existing restaurants during 1996 and the first quarter of 1997. Equity in loss of affiliate amounted to 0.8% of net sales in 1997 compared to 0.1% of net sales in 1996.

NET INCOME (LOSS). Net earnings decreased $823,000 to a net loss of $125,000 for the quarter ended April 1, 1997 compared to net income of $698,000 for the quarter ended March 26, 1996. This decrease is attributable to the decrease in income from operations noted above combined with an increase in interest expense of $234,000 due to additional debt primarily used to fund the acquisition of a 45% interest in the thirty-two Oklahoma restaurants and to develop new restaurants.



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

At April 1, 1997 the Partnership had a working capital deficiency of $7,166,000 compared to a working capital deficiency of $3,935,000 at December 31, 1996. The increase in working capital deficiency is a result of a $3,810,000 increase in current portion of long-term debt used primarily to acquire a 45% interest in thirty-two Oklahoma restaurants and for development of new restaurants. The Partnership plans to refinance the notes on a long-term basis during 1997. This increase was partially offset by a decrease in accounts payable, accrued payroll and other taxes, and accrued liabilities of $523,000. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998.

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. For the quarter ended April 1, 1997, net cash used in operating activities amounted to $283,000 compared to net cash provided by operating activities of $1,358,000 for the quarter ended March 26, 1996.
This decrease is primarily the result of the decrease in net earnings along with a decrease in accounts payable, accrued payroll and other taxes, and accrued liabilities.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the quarter ended April 1, 1997 were $603,000, of which $158,000 was for the replacement of equipment in existing restaurants and $445,000 was for the development of new restaurants.

FINANCING ACTIVITIES. Cash distributions declared during the quarter ended April 1, 1997 were $439,000 amounting to $0.11 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the three periods ended April 1, 1997, the Partnership's proceeds from borrowings amounted to $5,083,000. The proceeds were used primarily to refinance debt to obtain favorable terms, to develop new restaurants and to replenish operating capital. The Partnership opened one new delivery/carryout unit and one new dualbrand location during the first quarter. The Partnership plans to open one additional restaurant during 1997. Management estimates that approximately $550,000 will be needed to finance the development of the new restaurant. The Partnership has obtained interim financing for the new restaurant and believes that it can obtain the necessary long-term financing. Management anticipates spending an additional $472,000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:  5/15/97           By:   \s\Hal W. McCoy
      ---------                -----------------------
                               Hal W. McCoy
                               President and Chief Executive Officer



Date:  5/15/97           By:   \s\Terry Freund
      ---------                ----------------------
                               Terry Freund
                               Chief Financial Officer