Form 10-Q
period 1997-07-01
AMERICAN RESTAURANT PARTNERS L P
filed 1997-08-15
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarter Ended July 1, 1997    Commission file number 1-9606


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


                          YES [X]    NO [ ]



                   AMERICAN RESTAURANT PARTNERS, L.P.

                                INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          July 1, 1997 and December 31, 1996                        1


          Consolidated Statements of Operations
          for the Three and Six Periods Ended
          July 1, 1997 and June 25, 1996                            2


          Consolidated Statements of Cash Flows for
          the Six Periods Ended July 1, 1997
          and June 25, 1996                                         3


          Notes to Consolidated Condensed Financial Statements    4-6


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          7-10


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         11






                        AMERICAN RESTAURANT PARTNERS, L.P.

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                    July 1,       December 31,
          ASSETS                                     1997             1996
--------------------------------                 -----------      -----------
Current assets:
  Cash and cash equivalents                     $    257,216     $    178,826
  Certificate of deposit                              54,000          157,635
  Investments available for sale,
   net of fair market value adjustment
   of $82,575 and $44,325, respectively               94,501          132,751
  Accounts receivable                                187,417          155,724
  Due from affiliates                                 43,281           19,415
  Notes receivable from
   affiliates - current portion                       75,731           84,631
  Inventories                                        303,306          344,003
  Prepaid expenses                                   211,094          212,008
                                                  ----------       ----------
     Total current assets                          1,226,546        1,284,993

Net property and equipment                        17,896,725       17,620,268

Other assets:
  Franchise rights, net                            1,067,708        1,084,080
  Notes receivable from affiliates                   115,354          113,410
  Deposit with affiliate                             350,000          350,000
  Investment in Oklahoma Magic, L.P.               2,454,362        2,624,368
  Other                                              680,005          667,964
                                                  ----------       ----------
                                                $ 23,790,700     $ 23,745,083
                                                  ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
  Accounts payable                              $  2,616,520     $  2,115,502
  Due to affiliates                                   32,953           88,654
  Accrued payroll and other taxes                    297,653          545,816
  Accrued liabilities                                867,101        1,008,937
  Current portion of long-term debt                9,874,662        1,428,630
  Current portion of obligations
   under capital leases                               34,578           32,760
                                                  ----------       ----------
     Total current liabilities                    13,723,467        5,220,299

  Other noncurrent liabilities                       176,850          197,308
  Long-term debt                                  10,072,042       17,430,692
  Obligations under capital leases                 1,623,336        1,632,284
  General Partners' interest
    in Operating Partnership                         142,400          153,737

  Partners' capital (deficiency):
    General Partners                                  (6,236)          (4,634)
    Limited Partners:
     Class A Income Preference                     6,065,745        6,294,520
     Classes B and C                              (6,600,648)      (5,811,117)
    Cost in excess of carrying value
     of assets acquired                           (1,323,681)      (1,323,681)
  Unrealized loss in investment securities           (82,575)         (44,325)
                                                  ----------       ----------
    Total partners' deficiency                    (1,947,395)        (889,237)
                                                  ----------       ----------
                                                $ 23,790,700     $ 23,745,083
                                                  ==========       ==========

                                See accompanying notes.


                                      AMERICAN RESTAURANT PARTNERS, L.P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                 Three Periods Ended              Six Periods Ended
                                                 July 1,      June 25,           July 1,      June 25,
                                                  1997          1996              1997          1996
                                              -----------   -----------       -----------   -----------
Net sales                                     $10,003,638   $ 9,887,850       $19,622,843   $19,743,520

Operating costs and expenses:
  Cost of sales                                 2,749,859     2,550,353         5,301,151     5,114,380
  Restaurant labor and benefits                 2,799,367     2,556,734         5,587,206     5,131,288
  Advertising                                     676,505       668,705         1,237,796     1,321,275
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                1,957,244     1,729,630         3,832,413     3,497,126
  General and administrative:
   Management fees                                695,424       685,903         1,364,873     1,370,354
   Other                                          122,777       228,798           305,083       421,273
  Depreciation and amortization                   494,129       384,660           984,266       766,669
  Equity in loss of affiliate                      95,692        40,351           170,005        51,853
                                                ---------     ---------
       Income from operations                     412,641     1,042,716           840,050     2,069,302

Interest income                                    (4,462)      (10,815)          (12,882)      (17,810)
Interest expense                                  537,448       413,152         1,099,981       741,987
Gain on fire settlement                                --      (157,867)              --       (157,867)
                                                ---------     ---------
Income (loss) before General Partners'
  interest in income (loss) of
  Operating Partnership                          (120,345)      798,246          (247,049)    1,502,992

General Partners' interest in
  income (loss) of Operating Partnership           (1,203)        7,982            (2,470)       15,030
                                                ---------     ---------
Net income (loss)                             $  (119,142)  $   790,264       $  (244,579)  $ 1,487,962
                                                =========     =========

Net income (loss) allocated to Partners:
  Class A Income Preference                   $   (24,321)  $   161,791       $   (49,959)  $   304,651
  Class B                                     $   (35,662)  $   236,140       $   (73,195)  $   444,631
  Class C                                     $   (59,159)  $   392,333       $  (121,425)  $   738,680

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                       815,309       815,309           815,309       815,309
  Class B                                       1,195,499     1,189,975         1,194,505     1,189,924
  Class C                                       1,983,225     1,977,071         1,981,569     1,976,863

Net income (loss) per Partnership interest:
  Class A Income Preference                   $     (0.03)  $      0.20       $     (0.06)  $      0.37
  Class B                                     $     (0.03)  $      0.20       $     (0.06)  $      0.37
  Class C                                     $     (0.03)  $      0.20       $     (0.06)  $      0.37

Distributions per Partnership interest:
  Class A Income Preference                   $      0.11   $      0.26       $      0.22   $      0.42
  Class B                                     $      0.11   $      0.26       $      0.22   $      0.42
  Class C                                     $      0.11   $      0.26       $      0.22   $      0.42


                                           See accompanying notes.



                           AMERICAN RESTAURANT PARTNERS, L.P.

                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                       (Unaudited)


                                                        Six Periods Ended
                                                     July 1,         June 25,
                                                      1997             1996
                                                   -----------     -----------
Cash flows from operating activities:
  Net income (loss)                              $   (244,579)    $  1,487,962
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization                     984,266          766,669
    Provision for deferred rent                         5,033            8,443
    Provision for deferred compensation                    --            6,300
    Unit compensation expense                          11,737           15,900
    Equity in loss of affiliate                       170,005           51,853
    Loss on disposition of assets                      18,222           14,441
    Gain on fire settlement                                --         (157,867)
    General Partners' interest in net
     income (loss) of Operating Partnership            (2,470)          15,030
  Net change in operating assets and liabilities:
    Accounts receivable                               (31,693)         (16,596)
    Due from affiliates                               (23,866)           9,930
    Inventories                                        40,697          (44,393)
    Prepaid expenses                                      914          (14,604)
    Accounts payable                                  346,443          615,794
    Due to affiliates                                  98,874          (39,222)
    Accrued payroll and other taxes                  (248,163)         (26,609)
    Accrued liabilities                              (141,836)         110,360
    Other, net                                        (76,960)         (46,764)
                                                    ---------        ---------
       Net cash provided by
         operating activities                         906,624        2,756,627

Cash flows from investing activities:
  Investment in affiliate                                  --       (3,000,000)
  Purchase of certificate of deposit                   (6,567)        (155,432)
  Redemption of certificate of deposit                110,202               --
  Additions to property and equipment              (1,208,840)      (2,889,895)
  Proceeds from sale of property and equipment            701            7,351
  Purchase of franchise rights                        (15,000)              --
  Collections of notes receivable from affiliates      44,456           13,306
  Net proceeds from fire settlement                        --          180,437
                                                    ---------        ---------
       Net cash used in
         investing activities                      (1,075,048)      (5,844,233)

Cash flows from financing activities:
  Payments on long-term borrowings                   (655,798)      (2,190,431)
  Proceeds from long-term borrowings                1,743,180        6,897,060
  Payments on capital lease obligations                (7,130)         (30,508)
  Distributions to Partners                          (877,821)      (1,671,232)
  Proceeds from issuance of Class B and C units        53,250           30,750
  Repurchase of Class B and C units                        --          (44,208)
  General Partners' distributions
   from Operating Partnerships                         (8,867)         (16,925)
                                                    ---------        ---------
       Net cash provided by
         financing activities                         246,814        2,974,506
                                                    ---------        ---------
       Net increase (decrease) in
        cash and cash equivalents                      78,390         (113,100)

Cash and cash equivalents at beginning of period      178,826          782,348
                                                    ---------        ---------
Cash and cash equivalents at end of period       $    257,216     $    669,248
                                                    =========        =========

                                See accompanying notes.



               AMERICAN RESTAURANT PARTNERS, L.P.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General
    -------
The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, LLC, hereinafter collectively referred to as the Partnership, and have been prepared without audit. The Balance Sheet at December 31, 1996 has been derived from financial statements which have been audited by Ernst & Young LLP, independent auditors. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 31, 1996.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership historically has realized approximately 40% of its operating profits in periods six through nine (18 weeks).


2.  Distribution to Partners
    ------------------------
On July 2, 1997 the Partnership declared a distribution of $0.05 per unit to all unitholders of record as of July 14, 1997 payable on July 25, 1997. The distribution is not reflected in the July 1, 1997 consolidated condensed financial statements.


3.  Investment in Affiliate
    -----------------------
On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. ("Magic"), that owns and operates thirty-three Pizza Hut restaurants in Oklahoma for $3.0 million in cash. The purchase was financed by the Partnership from a short-term note payable entered into with Intrust Bank which was refinanced on a long-term basis on July 30, 1996. The remaining partnership interests in Magic are held by Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of the Partnership, Hospitality Group of Oklahoma, Inc.
(HGO)(25%), the former owners of the thirty-three Oklahoma restaurants, and RMC American Management, Inc. (RAM) (.75%), the managing general partner of the Partnership. RAM is also the managing general partner of Magic. The Partnership accounts for its investment in the unconsolidated affiliate using the equity method of accounting. The proforma unaudited results of operations for the six periods ended June 25, 1996, assuming consummation of the purchase and financing of the $3.0 million note payable as of December 27, 1995 are as follows:


Net sales                                     $19,743,520
Equity in loss                                    (14,751)
Net income                                      1,413,856
Net income per partnership interest
  Class A Income Preference                   $      0.36
  Class B                                     $      0.36
  Class C                                     $      0.36

In November, 1996 Magic notified HGO that it is seeking to terminate HGO's interest in Magic pursuant to the terms of the Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleges that HGO contacted and offered employment to a significant number of the management employees of Magic. Magic has also alleged that HGO made certain misrepresentations in connection with the formation of Magic. HGO has denied that such franchise violations have occurred and that it made any misrepresentations at the formation of Magic. The matter has been submitted to arbitration. In the arbitration proceeding, HGO has asserted that it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of the operations. HGO is seeking recision of the purchase and contribution of the restaurants or in the alternative compensatory and punitive damages. The parties continue to seek to resolve the disagreement through negotiation and mediation. If Magic prevails, the interest of HGO in Magic will be purchased by Magic and the interest of the Partnership in Magic will likely increase from 45% to 60%. The amount of damages sought by HGO has not been enumerated.

4.  Long-Term Debt - Covenant Noncompliance
    ---------------------------------------
The Partnership has met all scheduled debt payments; however, at July 1, 1997, it was not in compliance with the fixed charge ratio required by the loan covenants under the borrowing agreement with Heller Financial, Inc. Accordingly, the Partnership has classified the entire amount payable to Heller Financial, Inc. of $2,188,000 as a current liability in the accompanying consolidated balance sheet. As a result of the default, Heller Financial, Inc. has the option to increase the interest rate two percent over the rate that the Partnership is currently paying.

5.  Recently Issued Accounting Standards
    ------------------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share with the objective to simplify the computation of earnings per share. FAS 128 is effective for financial statements for periods ending after December 15, 1997 and earlier application is not permitted. After the effective date, all prior period earnings per share data shall be restated to conform with the provisions of FAS 128. The adoption of FAS 128 is not expected to have a material impact on the Partnership's earnings per share data.




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
As of July 1, 1997, the Partnership operated 54 traditional Pizza Hut red roof restaurants, eight delivery/carryout units, one convenience store location and three dualbrand locations.

Quarter Ended July 1, 1997 Compared to Quarter Ended
----------------------------------------------------
June 25, 1996
-------------

NET SALES. Net sales for the quarter ended July 1, 1997 increased $116,000 from $9,888,000 to $10,004,000, a 1.2% increase over the second quarter of 1996. Comparable restaurant sales decreased 4.7% which approximates the sales trend of the entire Pizza Hut system.

INCOME FROM OPERATIONS. Income from operations decreased $630,000 from $1,043,000 to $413,000, a 60.4% decrease from the same quarter in 1996. As a percentage of net sales, income from operations decreased from 10.5% for the quarter ended June 25, 1996 to 4.1% for the quarter ended July 1, 1997. Cost of sales increased as a percentage of net sales from 25.8% for the quarter ended June 25, 1996 to 27.5% for the quarter ended July 1, 1997 due to a free sampling program begun in late April introducing new higher quality pizzas with better tasting, higher cost toppings. Labor and benefits expense increased as a percentage of net sales from 25.9% in 1996 to 28.0% in 1997 as a result of the minimum wage increase and lower same store sales. Advertising remained at 6.8% of net sales in both 1996 and 1997. Operating expenses increased to 19.6% of net sales in 1997 from 17.5% of net sales in 1996 attributable to the free sampling program and to the effects of lower same store sales on fixed operating costs. General and administrative expenses decreased from 9.3% of net sales in 1996 to 8.2% of net sales in 1997 due to a decrease in bonuses paid on operating results. Depreciation and amortization expense increased from 3.9% of net sales in 1996 to 4.9% of net sales in 1997 due to construction of new restaurants and remodels of existing restaurants during 1996 and the first six periods of 1997. Equity in loss of affiliate amounted to 1.0% of net sales for the quarter ended July 1, 1997 compared to 0.4% of net sales for the quarter ended June 25, 1996.

NET INCOME (LOSS). Net earnings decreased $909,000 to a net loss of $119,000 for the quarter ended July 1, 1997 compared to net income of $790,000 for the quarter ended June 25, 1996. This decrease is attributable to the decrease in income from operations noted above combined with an increase in interest expense of $124,000 due to additional debt primarily used to fund the acquisition of a 45% interest in Oklahoma Magic, L.P. and to develop new restaurants. The 1996 net earnings include a $158,000 gain on fire settlement.


Six Periods Ended July 1, 1997 Compared to Six Periods
------------------------------------------------------
Ended June 25, 1996
-------------------

NET SALES. Net sales for the six periods ended July 1, 1997 decreased $121,000 from $19,744,000 to $19,623,000, a 0.6% decrease from the first six periods of 1996. Comparable restaurant sales decreased 6.8% which approximates the sales trend of the entire Pizza Hut system.

INCOME FROM OPERATIONS. Income from operations decreased $1,229,000 from $2,069,000 to $840,000, a 59.4% decrease from the first six periods of 1996. As a percentage of net sales, income from operations decreased from 10.5% for the six periods ended June 25, 1996 to 4.3% for the six periods ended July 1, 1997. Cost of sales increased as a percentage of net sales from 25.9% for the six periods ended June 25, 1996 to 27.0% for the six periods ended July 1, 1997 primarily due to the free sampling program during second quarter introducing new higher quality pizzas with better tasting, higher cost toppings. Labor and benefits expense increased as a percentage of net sales from 26.0% in 1996 to 28.5% in 1997 as a result of the minimum wage increase and lower same store sales. Advertising decreased as a percentage of net sales from 6.7% in 1996 to 6.3% in 1997. Operating expenses increased from 17.7% of net sales in 1996 to 19.5% of net sales in 1997 attributable to the effects of the sampling program and the effects of lower same store sales on fixed operating costs. General and administrative expenses decreased from 9.1% of net sales in 1996 to 8.5% of net sales in 1997. Depreciation and amortization expense increased from 3.9% of net sales in 1996 to 5.0% of net sales in 1997 due to the construction of new restaurants and remodels of existing restaurants during 1996 and the first six periods of 1997. Equity in loss of affiliate amounted to 0.9% and 0.3% of net sales in 1997 and 1996, respectively.

NET INCOME (LOSS). Net earnings decreased $1,733,000 to a net loss of $245,000 for the six periods ended July 1, 1997 compared to net income of $1,488,000 for the six periods ended June 25, 1996. This decrease is attributable to the decrease in income from operations noted above combined with an increase in interest expense of $358,000 due to additional debt primarily used to fund the acquisition of a 45% interest in Oklahoma Magic, L.P. and to develop new restaurants. The 1996 net earnings include a $158,000 gain on fire settlement.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes that net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

At July 1, 1997 the Partnership had a working capital deficiency of $12,497,000 compared to a working capital deficiency of $3,935,000 at December 31, 1996. Approximately, $1,805,000 of the working capital deficiency at July 1, 1997 results from the classification of the entire amount of outstanding notes payable to Heller Financial, Inc. as a current liability because the Partnership was in default of the fixed charge ratio at July 1, 1997. There have been no defaults in making scheduled payments of either principal or interest. As a result of the default, Heller Financial, Inc. has the option to increase the interest rate two percent over the rate that the Partnership is currently paying. The remaining increase in working capital deficiency of $6,757,000 is a result of an increase in current portion of long-term debt used primarily to acquire a 45% interest in Oklahoma Magic, L.P. and for development of new restaurants. The Partnership plans to refinance the notes on a long-term basis during 1997. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998.


NET CASH PROVIDED BY OPERATING ACTIVITIES. For the six periods ended July 1, 1997, net cash provided by operating activities amounted to $906,000 compared to $2,757,000 for the six periods ended June 25, 1996. This decrease is primarily the result of the decrease in net earnings.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the six periods ended July 1, 1997 were $1,209,000, of which $561,000 was for the replacement of equipment in existing restaurants and $648,000 was for the development of new restaurants.

FINANCING ACTIVITIES. Cash distributions declared during the six periods ended July 1, 1997 were $878,000 amounting to $0.22 per unit as compared to $1,671,000, or $0.42 per unit, during the first six periods of 1996. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate. The reduction in cash distributions from the prior year reflects the decline in operating revenues.

During the six periods ended July 1, 1997, the Partnership's proceeds from borrowings amounted to $1,743,000. The proceeds were used primarily to develop new restaurants and to replenish operating capital. The Partnership opened two new dualbrand locations during the first six periods of 1997 and converted a traditional red roof restaurant to a dualbrand location. Management anticipates spending an additional $315,000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

OTHER MATTERS. The Partnership, through its minority owned subsidiary, Oklahoma Magic, L.P., is involved in a dispute with Hosptiality Group of Oklahoma, Inc., the former owners of the thirty-three Oklahoma restaurants that were purchased by Magic in March 1996. See Note 3 to the Financial Statements.

As we have previously reported, the Omnibus Budget Reconciliation Act of 1987 provides that public limited partnerships will become taxable entities beginning in 1998. Without some change in our organizational structure, our company will start paying income taxes at the company level as of January 1, 1998. This would decrease the amount of cash available to the company by the amount of taxes it must pay. As a result the company would have to reduce cash distributions by at least the amount of the taxes, and perhaps eliminate the distributions entirely.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Partnership believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, consumer demand and market acceptance risk, the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, the cost of commodities and other food products, labor shortages and costs and other risks detailed in the Partnership's Securities and Exchange Commission filings.



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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:    8/14/97         By:   /s/Hal W. McCoy
        --------               ---------------------
                               Hal W. McCoy
                               President and Chief Executive Officer



Date:    8/14/97         By:   /s/Terry Freund
        --------               --------------------
                               Terry Freund
                               Chief Financial Officer