Form 10-Q
period 1997-09-30
AMERICAN RESTAURANT PARTNERS L P
filed 1997-11-18
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997   Commission file number 1-9606


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


                          YES [X]    NO [ ]




                 AMERICAN RESTAURANT PARTNERS, L.P.

                                INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          September 30, 1997 and December 31, 1996                  1

          Consolidated Statements of Operations
          for the Three and Nine Periods Ended
          September 30, 1997 and September 24, 1996                 2

          Consolidated Statements of Cash Flows for
          the Nine Periods Ended September 30, 1997
          and September 24, 1996                                    3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          6-10


Part II.  Other Information
---------------------------

Item 5.   Other Information                                     11-15

Item 6.   Exhibits and Reports on Form 8-K                         16

Exhibit 99.1 Financial News Release Annoucing Application to
             Withdraw from Listing on American Stock Exchange   17-19

Exhibit 99.2 Financial News Release Announcing Permanent
             Suspension of Trading of Units on American
             Stock Exchange                                        20





                       AMERICAN RESTAURANT PARTNERS, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                 September 30,    December 31,
        ASSETS                                       1997             1996
---------------------------------                ------------     -----------
Current assets:
  Cash and cash equivalents                     $     44,359     $    178,826
  Certificate of deposit                               4,000          157,635
  Investments available for sale,
  at fair market value                               245,251          132,751
  Accounts receivable                                127,894          155,724
  Due from affiliates                                 66,537           19,415
  Notes receivable from
   affiliates - current portion                       76,508           84,631
  Inventories                                        286,275          344,003
  Prepaid expenses                                   243,958          212,008
                                                 -----------      -----------
     Total current assets                          1,094,782        1,284,993

Net property and equipment                        17,581,406       17,620,268

Other assets:
  Franchise rights, net                            1,044,832        1,084,080
  Notes receivable from affiliates                    93,672          113,410
  Deposit with affiliate                             350,000          350,000
  Investment in Oklahoma Magic, L.P.               2,299,796        2,624,368
  Other                                              687,999          667,964
                                                 -----------      -----------
                                                $ 23,152,487     $ 23,745,083
                                                 ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
  Accounts payable                              $  2,174,206     $  2,115,502
  Due to affiliates                                   37,941           88,654
  Accrued payroll and other taxes                    421,379          545,816
  Accrued liabilities                                877,196        1,008,937
  Current portion of long-term debt               10,106,605        1,428,630
  Current portion of obligations
   under capital leases                               36,015           32,760
                                                 -----------      -----------
     Total current liabilities                    13,653,342        5,220,299

  Other noncurrent liabilities                       166,621          197,308
  Long-term debt                                   9,751,400       17,430,692
  Obligations under capital leases                 1,615,479        1,632,284
  General Partners' interest
    in Operating Partnership                         138,561          153,737

  Partners' capital (deficiency):
    General Partners                                  (6,611)          (4,634)
    Limited Partners:
     Class A Income Preference                     5,988,235        6,294,520
     Classes B and C                              (6,899,034)      (5,811,117)
    Cost in excess of carrying value
     of assets acquired                           (1,323,681)      (1,323,681)
  Unrealized loss in investment securities            68,175          (44,325)
                                                 -----------      -----------
    Total partners' deficiency                    (2,172,916)        (889,237)
                                                 -----------      -----------
                                                $ 23,152,487     $ 23,745,083
                                                 ===========      ===========

                             See accompanying notes.



                                      AMERICAN RESTAURANT PARTNERS, L.P.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                 Three Periods Ended              Nine Periods Ended
                                              September 30, September 24,     September 30, September 24,
                                                  1997          1996              1997          1996
                                              ------------  ------------      ------------  ------------
Net sales                                     $ 9,929,607   $10,032,758       $29,552,450   $29,776,278

Operating costs and expenses:
  Cost of sales                                 2,687,142     2,736,810         7,988,293     7,851,190
  Restaurant labor and benefits                 2,773,287     2,593,929         8,360,493     7,725,217
  Advertising                                     636,154       732,905         1,873,950     2,054,180
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                1,999,478     1,993,365         5,831,891     5,490,491
  General and administrative:
   Management fees                                690,102       697,636         2,054,975     2,067,990
   Other                                          109,309       207,381           414,392       628,654
  Depreciation and amortization                   510,518       439,865         1,494,784     1,206,534
  Equity in loss of affiliate                     154,566       270,069           324,571       321,928
                                               ----------    ----------
       Income from operations                     369,051       360,798         1,209,101     2,430,094

Interest income                                    (4,776)       (7,486)          (17,658)      (25,296)
Interest expense                                  556,070       439,774         1,656,051     1,181,761
Gain on fire settlement                                --            --               --       (157,867)
                                               ----------    ----------
Income (loss) before General Partners'
  interest in income (loss) of
  Operating Partnership                          (182,243)      (71,490)         (429,292)    1,431,496

General Partners' interest in
  income (loss) of Operating Partnership           (1,822)         (715)           (4,293)       14,315
                                               ----------    ----------
Net income (loss)                             $  (180,421)  $   (70,775)      $  (424,999)  $ 1,417,181
                                               ==========    ==========

Net income (loss) allocated to Partners:
  Class A Income Preference                   $   (36,812)  $   (14,489)      $   (86,781)  $   290,150
  Class B                                     $   (54,011)  $   (21,169)      $  (127,202)  $   423,614
  Class C                                     $   (89,598)  $   (35,117)      $  (211,016)  $   703,417

Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                       815,309       815,309           815,309       815,309
  Class B                                       1,196,202     1,191,167         1,195,071     1,190,339
  Class C                                       1,984,397     1,976,002         1,982,512     1,976,576

Net income (loss) per Partnership interest:
  Class A Income Preference                   $     (0.05)  $     (0.02)      $     (0.11)  $      0.36
  Class B                                     $     (0.05)  $     (0.02)      $     (0.11)  $      0.36
  Class C                                     $     (0.05)  $     (0.02)      $     (0.11)  $      0.36

Distributions per Partnership interest:
  Class A Income Preference                   $      0.05   $      0.16       $      0.27   $      0.58
  Class B                                     $      0.05   $      0.16       $      0.27   $      0.58
  Class C                                     $      0.05   $      0.16       $      0.27   $      0.58

                                           See accompanying notes.




                       AMERICAN RESTAURANT PARTNERS, L.P.

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                     Nine Periods Ended
                                                 September 30,   September 24,
                                                     1997             1996
                                                 ------------    ------------
Cash flows from operating activities:
  Net income (loss)                             $   (424,999)    $  1,417,181
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation and amortization                  1,494,784        1,206,534
    Provision for deferred rent                        7,550           10,960
    Provision for deferred compensation                   --            6,300
    Unit compensation expense                         11,737           15,900
    Equity in loss of affiliate                      324,572          321,928
    Loss on disposal of assets                        18,652           28,546
    Gain on fire settlement                               --         (157,867)
    General Partners' interest in net
     income (loss) of Operating Partnership           (4,293)          14,315
  Net change in operating assets and liabilities:
    Accounts receivable                               27,830         (186,373)
    Due from affiliates                              (47,122)           3,657
    Inventories                                       57,728          (57,157)
    Prepaid expenses                                 (31,950)         (84,455)
    Accounts payable                                  58,704          703,252
    Due to affiliates                                (50,713)         (35,843)
    Accrued payroll and other taxes                 (124,437)         (35,633)
    Accrued liabilities                             (131,741)         268,832
    Other, net                                      (106,382)        (258,130)
                                                  ----------       ----------
       Net cash provided by
         operating activities                      1,079,920        3,181,947

Cash flows from investing activities:
  Investment in affiliate                                 --       (3,000,000)
  Purchase of certificate of deposit                  (6,567)        (156,491)
  Redemption of certificate of deposit               160,202           50,000
  Additions to property                           (1,372,917)      (4,274,008)
  Proceeds from sale of property                         701            7,351
  Purchase of franchise rights                       (15,000)              --
  Collections of notes receivable from affiliates     65,361           21,032
  Net proceeds from fire settlement                       --          180,437
                                                  ----------       ----------
       Net cash used in
         investing activities                     (1,168,220)      (7,171,679)

Cash flows from financing activities:
  Payments on long-term borrowings                (1,070,317)      (7,485,137)
  Proceeds from long-term borrowings               2,069,000       10,813,501
  Proceeds from short-term borrowings                     --        3,211,605
  Payments on capital lease obligations              (13,550)         (46,439)
  Distributions to Partners                       (1,077,417)      (2,306,247)
  Proceeds from issuance of Class B and C units       57,000           55,500
  Repurchase of Class B and C units                       --          (44,208)
  General Partners' distributions
   from Operating Partnerships                       (10,883)         (23,356)
                                                  ----------       ----------
       Net cash provided by
        (used in) financing activities               (46,167)       4,175,219
                                                  ----------       ----------
       Net increase (decrease) in
        cash and cash equivalents                   (134,467)         185,487

Cash and cash equivalents at beginning of period     178,826          782,348
                                                  ----------       ----------
Cash and cash equivalents at end of period      $     44,359     $    967,835
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


2.  Distribution to Partners
    ------------------------
On October 1, 1997 the Partnership declared a distribution of $0.05 per unit to all unitholders of record as of October 13, 1997 payable on October 31, 1997. The distribution is not reflected in the September 30, 1997 consolidated condensed financial statements.


3.  Long-Term Debt - Covenant Noncompliance
    ---------------------------------------
The Partnership has met all scheduled debt payments; however, at September 30, 1997, it was not in compliance with the fixed charge ratio required by the loan covenants under the borrowing agreement with Heller Financial, Inc. Accordingly, the Partnership has classified the entire amount payable to Heller Financial, Inc. of $2,096,000 as a current liability in the accompanying consolidated balance sheet. As a result of the default, Heller Financial, Inc. has the option to increase the interest rate two percent over the rate the Partnership is currently paying.


4.   Recently Issued Accounting Standards
     ------------------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 128, "Earnings per Share" ("FAS 128"), which specifies the computation, presentation, and disclosure requirements for earnings per share with the objective to simplify the computation of earnings per share. FAS 128 is effective for financial statements for periods ending after December 15, 1997 and earlier application is not permitted. After the effective date, all prior period earnings per share data shall be restated to conform with the provisions of FAS 128. The adoption of FAS 128 is not expected to have a material impact on the Partnership's earnings per share data.





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
As of September 30, 1997, the Partnership operated 54 traditional Pizza Hut red roof restaurants, six delivery/carryout units, one convenience store location and three dualbrand locations.

Quarter Ended September 30, 1997 Compared to Quarter Ended
----------------------------------------------------------
September 24, 1996
------------------
NET  SALES.   Net  sales for the quarter ended September  30,  1997
decreased  $103,000,  or  1.0%,  from  $10,033,000  to  $9,930,000.
Comparable  restaurant  sales  decreased  4.7%  primarily  due   to
increased competition in the Texas market.

INCOME FROM OPERATIONS. Income from operations increased $8,000 from $361,000 to $369,000, a 2.2% increase over the same quarter in 1996. As a percentage of net sales, income from operations increased from 3.6% for the quarter ended September 24, 1996 to 3.7% for the quarter ended September 30, 1997. Cost of sales decreased as a percentage of net sales from 27.3% for the quarter ended September 24, 1996 to 27.1% for the quarter ended September 30, 1997 which is principally attributable to record high cheese costs experienced last year during the third quarter. Labor and benefits expense increased as a percentage of net sales from 25.9% in 1996 to 27.9% in 1997 as a result of minimum wage increases implemented October 1, 1996 and September 1, 1997 and lower same store sales. Advertising decreased from 7.3% of net sales in 1996 to 6.4% of net sales in 1997. Operating expenses increased to 20.1% of net sales in 1997 from 19.9% of net sales in 1996 due to the effects of lower same store sales on fixed operating costs. General and administrative expenses decreased from 9.0% of net sales in 1996 to 8.1% of net sales in 1997 due to a decrease in bonuses paid on operating results. Depreciation and amortization expense increased from 4.4% of net sales in 1996 to 5.1% of net sales in 1997 due to construction of new restaurants and remodels of existing restaurants during 1996 and the first six periods of 1997. Equity in loss of affiliate amounted to 1.6% of net sales for the quarter ended September 30, 1997 compared to 2.7% of net sales for the same quarter last year.

NET EARNINGS. Net earnings decreased $109,000 to a net loss of $180,000 for the quarter ended September 30, 1997 compared to a net loss of $71,000 for the quarter ended September 24, 1996. This decrease is attributable to an increase in interest expense of $116,000 due to additional debt primarily used to fund the
acquisition   of  the  Oklahoma  affiliate  and  to   develop   new
restaurants.


Nine Periods Ended September 30, 1997 Compared to Nine Periods
--------------------------------------------------------------
Ended September 24, 1996
------------------------
NET SALES. Net sales for the nine periods ended September 30, 1997 decreased $224,000 from $29,776,000 to $29,552,000, a 0.8% decrease from the first nine periods of 1996. Comparable restaurant sales decreased 6.1% primarily due to increased competition in the Texas market.

INCOME FROM OPERATIONS. Income from operations decreased $1,221,000 from $2,430,000 to $1,209,000, a 50.2% decrease from the first nine periods of 1996. As a percentage of net sales, income from operations decreased from 8.2% for the nine periods ended September 24, 1996 to 4.1% for the nine periods ended September 30, 1997. Cost of sales increased as a percentage of net sales from 26.4% for the nine periods ended September 24, 1996 to 27.0% for the nine periods ended September 30, 1997 primarily due to the free sampling program during the second quarter of 1997 introducing new higher quality pizzas with better tasting, higher cost toppings. Labor and benefits expense increased as a percentage of net sales from 25.9% in 1996 to 28.3% in 1997 as a result of the minimum wage increases and lower same store sales. Advertising decreased as a percentage of net sales from 6.9% in 1996 to 6.3% in 1997. Operating expenses increased from 18.4% of net sales in 1996 to 19.7% of net sales in 1997 attributable to the effects of lower same store sales on fixed operating costs. General and administrative expenses decreased from 9.1% of net sales in 1996 to 8.4% of net sales in 1997. Depreciation and amortization expense increased from 4.1% of net sales in 1996 to 5.1% of net sales in 1997 due to the construction of new restaurants and remodels of existing restaurants during 1996 and the first six periods of 1997. Equity in loss of affiliate amounted to 1.1% of net sales in both years.

NET EARNINGS. Net earnings decreased $1,842,000 to a net loss of $425,000 for the nine periods ended September 30, 1997 compared to net income of $1,417,000 for the nine periods ended September 24, 1996. This decrease is attributable to the decrease in income from operations noted above combined with an increase in interest expense of $474,000 due to additional debt primarily used to fund the acquisition of a 45% interest in the Oklahoma affiliate and to develop new restaurants. The 1996 net earnings include a $158,000 gain on fire settlement.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 30, 1997 the Partnership had a working capital deficiency of $12,559,000 compared to a working capital deficiency of $3,935,000 at December 31, 1996. Approximately $1,703,000 of
the working capital deficiency at September 30, 1997 results from the classification of the entire amount of outstanding notes payable to Heller Financial, Inc. as a current liability because the Partnership was in default of the fixed charge ratio at September 30, 1997. There have been no defaults in making scheduled payments of either principal or interest. As a result of the default, Heller Financial, Inc. has the option to increase the interest rate two percent over the rate that the Partnership is currently paying. The remaining increase in working capital deficiency of $6,921,000 is a result of an increase in current portion of long-term debt used primarily to acquire a 45% interest in Oklahoma Magic, L.P. and for development of new restaurants. The Partnership plans to refinance the notes on a long-term basis during 1997. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes that net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

Master Limited Partnerships (MLPs) are not currently subject to federal or state income taxes. However, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership, will be taxed as corporations beginning in 1998. See
Part II - Other Information.


NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine periods ended September 30, 1997, net cash provided by operating activities amounted to $1,080,000 compared to $3,182,000 for the nine periods ended September 24, 1996. This decrease is primarily the result of the decrease in net earnings.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the nine periods ended September 30, 1997 were $1,373,000, of which $725,000 was for the replacement of equipment in existing restaurants and $648,000 was for the development of new restaurants.

FINANCING ACTIVITIES. Cash distributions declared during the nine periods ended September 30, 1997 were $1,077,000 amounting to $0.27 per unit as compared to $2,306,000, or $0.58 per unit, during the first nine periods of 1996. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate. The reduction in cash distributions from the prior year reflects the decline in operating revenues.

During the nine periods ended September 30, 1997, the Partnership's proceeds from borrowings amounted to $2,069,000. The proceeds were used primarily to develop new restaurants and to replenish operating capital. The Partnership has opened two new dualbrand locations in 1997 and converted a traditional red roof restaurant to a dualbrand location. Management anticipates spending an additional $98,000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of a decision not to replace equipment due to inadequate net cash flow from operating activities or other reasons.

OTHER MATTERS. The Partnership, through its minority owned subsidiary, Oklahoma Magic, L.P. (Magic), is involved in a dispute with Hospitality Group of Oklahoma, Inc. (HGO), the former owners of the thirty-three Oklahoma restaurants that were purchased by Magic in March 1996. In November, 1996 Magic notified HGO that it is seeking to terminate HGO's interest in Magic pursuant to the terms of the Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleges that HGO contacted and offered employment to a significant number of the management employees of Magic. Magic has also alleged that HGO made certain misrepresentations in connection with the formation of Magic. HGO has denied that such franchise violations have occurred and that it made any misrepresentations at the formation of Magic. The matter has been submitted to arbitration. In the arbitration proceeding, HGO has asserted that it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of the operations. HGO is seeking recision of the purchase and contribution of the restaurants or in the alternative compensatory and punitive damages. The parties continue to seek to resolve the disagreement through negotiation and mediation. If Magic prevails, the interest of HGO in Magic will be purchased by Magic and the interest of the Partnership in Magic will likely increase from 45% to 60%. The amount of damages sought by HGO has not been enumerated.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Partnership believes the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, consumer demand and market acceptance risk, the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, the cost of commodities and other food products, labor shortages and costs and other risks detailed in the Partnership's Securities and Exchange Commission filings.



                    PART II.  OTHER INFORMATION


Item 5.  Other Information
         -----------------
     The Class A Units (formerly Class A Income Preference Units) of limited partnership interests ("Units") of American Restaurant Partners, L.P., a Delaware limited partnership ("Registrant"), are listed for trading on the American Stock Exchange.

     Registrant has complied with Rule 18 of the American Stock Exchange by filing with such Exchange a certified copy of preambles and resolutions adopted by the two general partners of Registrant authorizing the withdrawal of the Units from listing on the American Stock Exchange and by setting forth in detail to such Exchange the reasons for such proposed withdrawal, and the facts in support thereof. In making the decision to withdraw its Units from listing on the American Stock Exchange, the Registrant considered the facts set forth below and determined that it was in the best interests of the holders of the Units that such withdrawal be effected.

     Registrant's decision to delist the Units is based on a change in the federal income tax laws that, for the first time effective January 1, 1998, will, unless Registrant takes appropriate action, subject Registrant to taxation as a corporation. Prior to the adoption of the Revenue Act of 1987, all partnerships which met certain tests were eligible to be taxed as partnerships. The effect of that method of income taxation was that the partnership paid no income tax on its income and the partners were taxed on their proportionate share of the partnership's income allocable to them. The new statute added Section 7704 to the Internal Revenue Code.

       Section 7704 of the Internal Revenue Code provides rules applicable to taxation of publicly traded partnerships ("PTPs") and, as a subset, publicly traded limited partnerships such as Registrant ("PTLPs"). I.R.C. Section 7704, which governs the taxation of PTPs, defines a PTP as any partnership in which interests of the partnership are traded on "an established securities market" or "readily traded on a secondary market (or the substantial equivalent thereof)." Under the Internal Revenue Code, Registrant is considered a publicly traded limited partnership because it currently trades on the American Stock Exchange. I.R.C.
Section 7704 further provides that a PTP with securities trading on an "established securities market" will be taxed as a corporation with the effect that the partnership will pay income taxes and the partners will then pay additional taxes on distributions received by them thereby substantially increasing the total taxation of the partnership's distributed income in the case of Registrant.

     To date, Registrant is not subject to the provisions of I.R.C.
Section 7704, which require that a PTP be taxed as a corporation. However, the grandfather clause that shelters Registrant from I.R.C. Section 7704's provisions expires on December 31, 1997. As a result, Registrant will be subject to I.R.C. Section 7704 for all tax years subsequent to December 31, 1997. Accordingly, Registrant must delist from the American Stock Exchange by December 31, 1997, in order to no longer be considered to be trading on "an established securities market."

     The general partners of Registrant have considered various alternative ways to ameliorate the harsh effects of Section 7704, including a tender offer for all of the Units, but, in the opinion of the two general partners, the only feasible ameliorative effort that now remains is to take the actions required to cause Registrant not to trade on "an established securities market" and, thereby be classified as a PTP.

     The Internal Revenue Service has published its Notice 88-75 (1988-2 C.B. 386) in which it has established guidelines for partnerships, such as Registrant, to continue being taxed as partnerships. Notice 88-75 provides two safe harbors, to determine if Registrant is trading on a secondary market (or the substantial equivalent thereof), after Registrant delists. One safe harbor provides that interests in a partnership are not treated as readily tradable on a secondary market if less than 5% of the interests in the partnership are sold or otherwise disposed of during the taxable year. Registrant is able to meet this test because its partnership agreement contains a provision permitting it to refuse to recognize attempted transfers of Units that would cause Registrant to be taxed as a corporation.

     Accordingly, after investigating other alternatives, the general partners of Registrant have decided that it is in the best interests of the holders of Units, as well as the holders of the other equity interests in Registrant, to cause Registrant to take all such actions as are required in order to come within the "safe harbor" set forth in Notice 88-75. The details of such procedure have not been finally determined, but upon their completion, such procedure will be described in a written notification to all Unit holders and in a filing with the Securities and Exchange
Commission. It is not anticipated that there will be any substantial delay in finalizing such procedures.

     In addition to the 5% of transfers allowed pursuant to Notice 88-75, the Treasury Regulations also provide that a partnership can establish a redemption and repurchase agreement and a qualified matching service as additional ways for unitholders to exchange their interests. Under the Regulations, exchanges made pursuant to either a redemption and repurchase agreement or a qualified matching service are disregarded in determining whether interests in the partnership are readily tradable on a secondary market. In other words, an exchange of units pursuant to either a redemption and repurchase agreement or a qualified matching service are ways, in addition to the 5% under Notice 88-75, for unitholders to trade their units. Accordingly, Registrant intends to establish a qualified matching service in accordance with the Treasury Regulations and may later put in place a redemption and repurchase agreement so as to provide other ways for unitholders to exchange their units.

A REDEMPTION AND REPURCHASE AGREEMENT

     At the present time, Registrant is not planning to institute a redemption and repurchase agreement; however, a redemption and repurchase agreement plan may be developed in the future. Any redemption and repurchase agreement adopted by Registrant will provide that the redemption or repurchase cannot occur until at least 60 calendar days after the partner notifies the partnership in writing of his intention to exercise the redemption or repurchase right. The redemption or repurchase agreement will require that the redemption or repurchase price cannot be established until at least 60 calendar days after receipt of such notification by the partnership or the partner. Alternatively, the redemption or repurchase price cannot be established more than four times during the partnership's taxable year. Additionally, the redemption and repurchase agreement will provide that the sum of the percentage interests in the partnership capital or profits transferred during the taxable year of the partnership cannot exceed 10% of the total interests in partnership capital and profits.

QUALIFIED MATCHING SERVICE

     Registrant's qualified matching service will be structured in the following manner:

     1. The matching service will consist of a computerized or printed listing that will list the customer's bid and/or ask quotes in order to match partners who want to sell their interests in Registrant with a person who wants to buy those interests.

     2. The matching service will occur either by matching the list of interested buyers with the list of interested sellers or through a bid ask process that allows interested buyers to bid on the listed interest.

     3. The selling partner will not be able to enter into a binding agreement to sell his interest until the 15th calendar day after the date information regarding the offering of his interest for sale is made available to potential buyers.

     4. The closing of the sale effected by virtue of the matching service cannot occur prior to the 45th calendar day after the date information regarding the offering of the interest for sale is made available to potential buyers.

     5. The matching service will display only quotes that do not commit any person to buy or sell a partnership interest at the quoted price (nonfirm price quotes) or quotes that express interest in partnership interest without an accompanying price (nonbinding indications of interest) and will not display quotes in which any person is committed to buy or sell a partnership interest at the quoted price (firm quotes).

     6. The selling partner's information will be removed from the matching service within 120 calendar days after the date information regarding the offering of the interest for sale is made available to potential buyers and, following any removal of the selling partner's information from the matching service, no offer to sell an interest in the partnership can be entered into the matching service by the selling partner for at least 60 calendar days.

     7. The sum of the percentage interests in the partnership capital or profits transferred during the taxable year cannot exceed 10% of the total interests in the partnership capital or profits.


     So long as the Units are reported with the Securities and Exchange Commission under its Securities Exchange Act of 1934, as amended, Registrant will continue sending annual and quarterly reports containing financial statements and other information to Unit holders much as it has been doing. Registrant has approximately 1200 record holders of Units and is not eligible to terminate the registration of the Units with the Securities and Exchange Commission under the Securities Exchange Act of 1934. Pursuant to Rule 12g-2 of the Securities and Exchange Commission, the Registrant shall continue to be obligated to file reports under
Section 13 of the Securities Exchange Act of 1934, as amended.

     The American Stock Exchange has informed the Registrant that it has no objection to the withdrawal of the Registrant's Units from listing on the American Stock Exchange. The American Stock Exchange has informed Registrant, in an amended letter, that because of Registrant's application to delist pursuant to Rule 18, it has permanently suspended trading of Registrant's Units.

     Registrant issued a press release describing this Application on Thursday, November 13, 1997. Registrant issued a second press release on Friday, November 14, 1997, and will mail a copy of both press releases to all Unit holders of record as soon as practicable. A copy of both press releases are Exhibits 99.1 and
99.2 hereto.

     By reason of the foregoing, Registrant applies to withdraw its Units from listing and registration with the American Stock Exchange as soon as practicable, but no later than December 31, 1997.






Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
    (a)  Exhibits                                             Page
                                                              ----
         99.1  Financial News Release announcing application
               to withdraw from listing on the American
               Stock Exchange                                 17-19
         99.2 Financial News Release announcing permanent suspension of trading of units on American
               Stock Exchange                                   20

    (b)  Reports on Form 8-K

         During the fiscal period covered by this Form 10-Q, no reports on Form 8-K were filed.





Exhibit 99.1
------------
FINANCIAL NEWS RELEASE

For Immediate Release              Contact: Terry Freund
November 13, 1997                           Chief Financial Officer
Wichita, Kansas                             (316) 684-5119


     AMERICAN RESTAURANT PARTNERS, L.P. ANNOUNCES APPLICATION
        TO WITHDRAW FROM LISTING ON AMERICAN STOCK EXCHANGE
-------------------------------------------------------------------
American Restaurant Partners, L.P. (ASE: RMC), a Delaware limited partnership that operates 64 Pizza Hut restaurants, today announced that it has filed an application with the American Stock Exchange ("Exchange") and intends to file an application with the Securities and Exchange Commission to withdraw from listing on the Exchange the Class A Units ("Units") of American Restaurant Partners, L.P. ("ARP"). ARP expects the last day of trading on the American Stock Exchange to be in late December and will be disclosed as soon as possible.

Prior to the adoption of the Revenue Act of 1987, ARP paid no income tax on its income and the partners were taxed on their proportionate share of the partnership's income allocable to them. As the Partnership has previously reported, the Revenue Act of 1987 added Section 7704 to the Internal Revenue Code which requires publicly traded limited partnerships ("PTLPs"), including ARP, to be taxed as corporations commencing with tax years beginning after December 31, 1997. As a result, by remaining a PTLP, beginning January 1, 1998, ARP would pay income tax on its income and the partners would then pay additional taxes on distributions received by them, thereby, substantially increasing the total taxation of the partnership's distributed income.

I.R.C. Section 7704 defines PTLPs as any limited partnership in which interests of the partnership are traded on "an established securities market" or "readily traded on a secondary market (or the equivalent thereof)." ARP is considered a PTLP because it currently trades on the American Stock Exchange. Accordingly, ARP must delist from the American Stock Exchange before January 1, 1998, in order to no longer be considered to be trading on "an established securities market." To determine if ARP is trading on a secondary market (or the equivalent thereof), after ARP delists, less than 5% of the interests in the partnership (approximately 40,765 Units) can be sold or otherwise disposed of during the taxable year. ARP will establish a procedure for limiting transfers of Units in order to comply with this 5% rule by invoking a provision in its partnership agreement permitting it to refuse to recognize attempted transfers of Units that would cause ARP to be taxed as a corporation.

On January 2, 1998, ARP intends to establish a "qualified matching service" as provided in the Treasury Regulations as an additional means for Unitholders to exchange their Units. This would permit ARP to match requests by Unitholders to sell Units with requests by Unitholders to purchase Units. The "qualified matching service" must meet the time and volume parameters provided for in the Treasury Regulations. Unitholders will be able to participate in this matching service by calling ARP's corporate office.

Management  has  requested  from the  Internal  Revenue  Service  a private letter ruling to the effect that ARP will not be a "publicly traded limited partnership" for purposes of Section 7704 of the Internal Revenue Code and therefore will continue to be taxed as a partnership.

ARP will continue to furnish to the Unitholders annual reports containing audited financial statements and quarterly reports containing unaudited financial statements for each of the first three quarters of each fiscal year for as long as the Partnership remains a reporting company under the Securities Exchange Act of 1934. ARP will also continue to file Forms 10-Q and 10-K with the Securities and Exchange Commission as required under the Securities Exchange Act of 1934.

Hal W. McCoy, Chairman of the managing general partner, commented, "We have considered various alternative ways to avoid the harsh effects of Section 7704. Based on ARP's current operating results we have decided that by delisting and limiting transfers of the Units is in the best interests of the holders of the Units. This will allow the holders of the Units to avoid double taxation."



Exhibit 99.2
------------
FINANCIAL NEWS RELEASE

For Immediate Release              Contact: Terry Freund
November 14, 1997                           Chief Financial Officer
Wichita, Kansas                             (316) 684-5119


           AMERICAN RESTAURANT PARTNERS, L.P. ANNOUNCES
PERMANENT SUSPENSION OF TRADING OF UNITS ON AMERICAN STOCK EXCHANGE
-------------------------------------------------------------------
American Restaurant Partners, L.P. (ASE: RMC), a Delaware limited partnership that operates 64 Pizza Hut restaurants, today announced that the American Stock Exchange ("Exchange") has informed ARP that because of ARP's application to delist from the Exchange, the Exchange has permanently suspended trading of ARP's Units. ARP's management is contacting secondary market makers for the purpose of establishing an over-the-counter market of the Units through December 31, 1997.






                             SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:  RMC AMERICAN MANAGEMENT, INC.
                              Managing General Partner



Date: 11/17/97           By:  /s/Hal W. McCoy
      --------                ----------------
                              Hal W. McCoy
                              President and Chief Executive Officer



Date: 11/17/97           By:  /s/Terry Freund
      --------                ---------------
                              Terry Freund
                              Chief Financial Officer