Form 10-K
period 1997-12-30
AMERICAN RESTAURANT PARTNERS L P
filed 1998-03-25
CIK 817900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

       For the fiscal year ended December 30, 1997

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


     Title of each class
     -------------------
Class A Income Preference Units of
 Limited Partner Interests

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

  As of March 16, 1998 the aggregate market value of the income preference units held by non-affiliates of the registrant was $1,626,280.



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

  As of December 30, 1997, the Partnership owned and operated 53 traditional "Pizza Hut" restaurants, 6 "Pizza Hut" delivery/carryout facilities, 3 dualbrand locations, and 1 convenience store location (collectively, the "Restaurants"). In 1997, the Partnership opened a new dualbrand location, converted one existing "Pizza Hut" restaurant to a dualbrand location and relocated one "Pizza Hut" restaurant converting it to a dualbrand location. The Partnership also closed a "Pizza Hut" restaurant, 3 delivery/carryout units, and one convenience store location. The following table sets forth the states in which the Partnership's Pizza Hut Restaurants are located:

                   Units         Units       Units         Units
                  Open At      Opened in   Closed in      Open At
                 12-31-96        1997        1997         12-30-97
                 --------      ---------   ---------      --------
     Georgia         8             --          --               8
     Louisiana       2             --          --               2
     Montana        17              1          --              18
     Texas          31             --           4              27
     Wyoming         9             --           1               8
                   ---            ---         ---             ---
        Total       67              1           5              63
                   ===            ===         ===             ===

  On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. (Magic),
that  currently  owns   and  operates  twenty-seven   Pizza  Hut
restaurants in Oklahoma. The remaining partnership interests are held by Restaurant Management Company of Wichita, Inc.
(29.25%), an affiliate of the Partnership, Hospitality Group of Oklahoma, Inc. (HGO)(25%), the former owners of the Oklahoma restaurants, and RMC American Management, Inc. (RAM)(.75%), the managing general partner of Magic.

Financial Information About Industry Segments
---------------------------------------------
  The restaurant industry is the only business segment in which the Partnership operates.

Narrative Description of Business
---------------------------------
  The Partnership operates the Restaurants under license from Pizza Hut, Inc. ("PHI"), a subsidiary of Tricon Global Restaurants, Inc. which was created with the spin-off of PepsiCo, Inc.'s restaurant division. Since it was founded in 1958, PHI has become the world's largest pizza restaurant chain in terms of both sales and number of restaurants. As of February 27, 1998, there were approximately 7,300 Pizza Hut restaurants and delivery/carryout facilities with locations in all 50 states and in over 85 countries. PHI owns and operates approximately 51% of these restaurants and independent franchisees own and operate approximately 49% of these restaurants.

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

  Effective January 1, 1996 through December 31, 1997, PHI and the members of IPHFHA agreed to decrease their contribution to the co-ops by 0.5% to 1.5% of monthly gross sales and increase their national dues by 0.5% to 2.5% of monthly gross sales. Effective January 1, 1998, PHI and the members of IPHFHA agreed to change both the contributions to the co-ops and national dues back to 2% of monthly gross sales.

  Purchase of Equipment, Supplies and Other Products. The Franchise Agreements require that all equipment, supplies and other products and materials required for operation of Pizza Hut restaurants be obtained from suppliers that meet certain standards established and approved by PHI. AmeriServe, which purchased PFS during 1997, is the primary supplier of equipment, food products and supplies to franchisees. AmeriServe offers certain equipment, food products and supplies for sale to franchisees for use in their restaurants, but franchisees are not required to purchase such items from AmeriServe. Further, PHI limits the rate of profit on AmeriServe's sales of food, paper products and similar restaurant supplies to franchisees to a 14% gross profit and a 2.5% net pre-tax profit. Profits in excess of such amounts are returned annually on a proportionate basis to franchisees purchasing products from AmeriServe. Because of these financial incentives, the Partnership purchases substantially all of its equipment, supplies, and other products and materials from AmeriServe, except for produce items, which are purchased locally for each Restaurant. Most of the equipment, supplies, and other products and materials used in the Restaurant's operations, however, are commodity items that are available from numerous suppliers at market prices. Certain of the items used in preparation of the Restaurant's products currently are available only to Pizza Hut franchisees from PHI.

  Franchise Fees. Franchisees must pay monthly service fees to PHI based on each restaurant's gross sales. The monthly service fee under each of the Franchise Agreements is 4% of gross sales, or, if payment of a percentage of gross sales of alcoholic beverages is prohibited by state law, 4.5% of gross sales of food products and nonalcoholic beverages. Fees are payable monthly by the 30th day after the end of each month and franchisees are required to submit monthly gross sales data for each restaurant, as well as quarterly and annual profit and loss data on each restaurant, to PHI. In addition to the monthly service fees, an initial franchise fee of $15,000 is payable to PHI prior to the opening of each new restaurant.

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

  Future Expansion. Under the terms of the Franchise Agreements, the Partnership has the right to open additional Pizza Hut restaurants within certain designated territories. The Partnership is not obligated to open any new restaurants in 1998 or future years.

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

Employees
---------
    As of February 27, 1998, the Partnership did not have any employees. The Operating Partnership had approximately 1,350 employees at the Restaurants. Each Restaurant is managed by one restaurant manager and one or more assistant restaurant managers. Many of the other employees are employed only part-time and, as is customary in the restaurant business, turnover among the part-time employees is high. Employees at one of the Restaurants were covered by a collective bargaining agreement through July 7, 1997. The employees at this restaurant voted to decertify as of that date. The Restaurants are managed by employees of Restaurant Management Company of Wichita, Inc. (the "Management Company"), an affiliate of the Partnership, which has its principal offices in Wichita, Kansas. The Management Company has a total of 33 employees which will devote all or a significant part of their time to management of the Restaurants. In addition, the Partnership may employ certain management officials of the Management Company on a part time basis. Employee relations are believed to be satisfactory.


Financial Information About Foreign and Domestic Operations and
---------------------------------------------------------------
Export Sales
------------
  The Partnership operates no restaurants in foreign countries.



Item 2. Properties
------------------
  The following table lists the location by state of Restaurants operated by the Partnership as of December 30, 1997.

               Leased From      Leased From
             Unrelated Third  Affiliates of the
                Parties       General Partners   Owned    Total
                -------       ----------------   -----    -----
Georgia            1                 -             7        8
Louisiana          1                 -             1        2
Montana            9                 -             9       18
Texas             16                 -            11       27
Wyoming            4                 1             3        8
                 ---               ---           ---      ---
     Total        31                 1            31       63
                 ===               ===           ===      ===

  Five of the properties owned by the Partnership are subject to ground leases from unrelated third parties. The property leased from an affiliate of the General Partners is subject to a mortgage or deed of trust. Most of the properties, including that owned by an affiliate of the General Partners are leased for a minimum term of at least five years and are subject to one to four five year renewal options. Two leases with initial terms of less than five years contain renewal options extending through at least 2000. A low volume delivery/carryout facility is being leased on an annual basis with the lease automatically renewing at the end of each term. The Partnership believes leases with shorter terms can be renewed for multiple year periods, or the property purchased, without significant difficulty or unreasonable expense.

  In addition to the operating locations above, the Partnership has remaining lease obligations on four closed restaurants. One of the leases expires in 1998. Two of the locations are subleased through their remaining lease term. The Partnership is attempting to sublease the fourth location for the remainder of its original lease term which expires in 2000.

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

Item 3.  Legal Proceedings
--------------------------
  As of December 30, 1997, the Partnership was not a party to any pending legal proceedings material to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  Not applicable.


                                PART II


Item 5.  Market for the Registrant's Class A Income Preference
--------------------------------------------------------------
Units and Related Security Holder Matters
-----------------------------------------

  The Partnership's Class A Income Preference Units were traded on the American Stock Exchange under the symbol "RMC" through November 13, 1997. On that date, the Partnership delisted from the American Stock Exchange and limited trading of its units.
The Class A Income Preference Units were traded on the Pink Sheets from December 1, 1997 through January 2, 1998. Effective January 1, 1998, the Partnership offered a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units. Market prices for units during 1997 and 1996 were:

Calendar Period                    High           Low
-------------------------------------------------------
1997
----
  First Quarter                    5-3/4        4-13/16
  Second Quarter                   5-1/8        4-13/16
  Third Quarter                    5            2-3/4
  Fourth Quarter                   4-3/8        1-1/2

1996
----
  First Quarter                    7-1/8        6
  Second Quarter                   7-5/16       6-7/16
  Third Quarter                    7            5-7/8
  Fourth Quarter                   6-1/8        5-3/8

  As of December 30, 1997, approximately 1,350 unitholders owned American Restaurant Partners, L.P. Class A Income Preference Units of limited partner interest. Information regarding the number of unitholders is based upon holders of record excluding individual participants in security position listings.

  Cash distributions to unitholders were:
                                            Per          Per
                                          Class A    Class B & C
Record Date            Payment Date         Unit         Unit
----------------------------------------------------------------
1997
----
  January 12, 1997    January 31, 1997     $0.11       $0.11
  April 11, 1997      April 25, 1997        0.11        0.11
  July 14, 1997       July 25, 1997         0.05        0.05
  October 13, 1997    October 25, 1997      0.05        0.05
                                            ----        ----
  Cash distributed during 1997             $0.32       $0.32
                                            ====        ====

                                            Per         Per
                                          Class A   Class B & C
Record Date            Payment Date         Unit        Unit
---------------------------------------------------------------

1996
----
  January 12, 1996    January 26, 1996     $0.16       $0.16
  April 12, 1996      April 26, 1996        0.26        0.26
  July 12, 1996       July 26, 1996         0.16        0.16
  October 12, 1996    October 25, 1996      0.16        0.16
                                            ----        ----
  Cash distributed during 1996             $0.74       $0.74
                                            ====        ====

    The Partnership will make quarterly distributions of "Cash Available for Distribution" with respect to the Income Preference, Class B Units, and Class C Units. "Cash Available for Distribution", consists, generally, of all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the Managing General Partner may deem appropriate. Therefore, the Partnership may experience quarters in which there is no Cash Available for Distribution. The Partnership may retain cash during certain quarters and distribute it in later quarters in order to make quarterly distributions more consistent.


Item 6. Selected Financial Data
        (in thousands, except per Unit data, number of Restaurants, and average weekly sales per Restaurant)

                                                                              American Restaurant Partners, L.P.
                                                              ----------------------------------------------------------------
                                                                                          Year Ended

                                                               December 30, December 31, December 26, December 27, December 28,
                                                                  1997         1996         1995         1994         1993
                                                               ------------ ------------ ------------ ------------ ------------
Income statement data:
   Net sales                                                  $   38,977      40,425       40,004       37,445       36,070
   Income from operations                                            433       3,076        3,890        3,587        3,688
   Net earnings                                                   (1,993)      1,584        2,481        2,385        3,397
   Net earnings per Class A
      Income Preference Unit (a)                                   (0.50)       0.40         0.63         1.04         1.72

Balance sheet data:
   Total assets                                               $   22,226      23,745       16,134       16,445       17,085
   Long-term debt                                                 20,005      18,859       10,525       10,787       11,204
   Obligations under capital
      leases                                                       1,645       1,665        1,732        1,800        1,903
   Partners capital (deficiency):
      General Partners                                                (8)         (5)          (3)          (3)          (3)
      Class A                                                      5,624       6,295        6,573        6,729        6,751
      Class B and C                                               (8,322)     (5,811)      (4,688)      (4,479)      (4,416)
      Cost in excess of carrying
         value of assets acquired                                 (1,324)     (1,324)      (1,324)      (1,324)      (1,324)
      Unrealized gain (loss) on investment securities                 19         (44)            -            -            -
      Notes receivable from employees                                  -            -          (6)         (32)         (76)
   Cash dividends declared per unit:
      Class A Income Preference                                     0.32        0.74         0.74         1.07         1.60
      Class B                                                       0.32        0.74         0.74         0.52         0.50
      Class C                                                       0.32        0.74         0.74         0.52         0.50

Statistical data:
   Capital expenditures: (b)
      Existing Restaurants                                    $     889        2,612        1,185        1,093        2,148
      New Restaurants                                               935        4,136            -       1,038          599
   Average weekly sales per
      Restaurant: (c)
        Red Roof                                                 11,813       12,544       12,862       12,278       12,113
        Delivery/carryout facility/C-store                        8,160       10,547       12,463       11,536       10,636
        Restaurants in operation
          at end of period                                           63           67           60           60           58





                NOTES TO SELECTED FINANCIAL DATA


(a) Net earnings per Class A Income Preference Unit were determined by allocating the earnings in the same manner required by the Partnership Agreements for the allocation of taxable income and loss. Therefore, net earnings of the Operating Partnership have been allocated to the limited partners who are holders of Units first until the amount allocated equals the preference amount. The remaining net earnings are allocated to all partners in accordance with their respective Units in the Partnership with all outstanding Units being treated equally. The preference requirement was satisfied in May of 1994. Upon expiration of the preference, net earnings was allocated equally to all outstanding units.

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


Item  7.   Management's Discussion and Analysis  of  Consolidated
-----------------------------------------------------------------
Financial Condition and Results of Operations
---------------------------------------------

Results of Operations
---------------------
The following discussion compares the Partnership's results for the years ended December 30, 1997, December 31, 1996 and December 26, 1995. Comparisons of 1997 to 1996 and 1996 to 1995 are
affected by an additional week of results in the 1996 reporting period. Because the Partnership's fiscal year ends on the last Tuesday in December, a fifty-third week is added every five or six years. This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere herein.

Net Sales
---------
Net  sales  for  the  year  ended  December  30,  1997  decreased
$1,448,000,  or  3.6%,   from  $40,425,000   for the  year  ended
December 31, 1996 to 38,977,000 for the year ended December 30, 1997. The additional week in 1996 accounted for approximately 2 percentage points of the decrease. Comparable restaurant sales decreased 5.2% from 1996. This decrease reflects the continuing increase in competition in the Texas market.

Net sales for the year ended December 31, 1996 increased $421,000 to $40,425,000, a 1.1% increase over the year ended December 26, 1995. The additional week in 1996 contributed approximately 2 percentage points to the sales growth. Sales for comparable restaurants decreased 2.1%. This decrease reflects the impact of sales increases in 1995 due to the successful introduction of Stuffed Crust Pizza and an increase in competition in the Texas market during 1996.

Income From Operations
----------------------
Income from operations for the year ended December 30, 1997 decreased $2,643,000 from $3,076,000 to $433,000, an 85.9%
decrease from the prior year. As a percentage of net sales, income from operations decreased from 7.6% in 1996 to 1.1% in 1997. Cost of sales increased as a percentage of net sales from 26.6% in 1996 to 27.2% in 1997 due to increased commodity costs. Restaurant labor and benefits expense increased from 26.4% of net sales last year to 28.3% of net sales this year as a result of minimum wage increases implemented October 1, 1996 and September 30, 1997 along with lower same store sales. Advertising decreased from 6.8% of net sales in 1996 to 6.4% of net sales in 1997. Other restaurant operating expenses increased from 18.4% of net sales in 1996 to 19.7% of net sales in 1997 attributable to the effects of lower same store sales on fixed operating expenses. General and administrative expense decreased from 8.8% of net sales in 1996 to 7.9% of net sales in 1997 primarily due to lower bonuses paid on operating results. Depreciation and amortization expense increased from 4.2% of net sales in 1996 to 5.3% of net sales in 1997 due to the construction of new restaurants and remodels of existing restaurants during 1996 and the first six periods of 1997. Loss on restaurant closings amounted to 2.0% of net sales in 1997 and 0.2% of net sales in 1996. Five restaurants were closed in 1997 compared to one in the prior year. Equity in loss of affiliate amounted to 1.9% of net sales in 1997 compared to 0.9% of net sales in 1996 reflecting the Partnership's share of operations in Oklahoma Magic, L.P. acquired in March 1996.

Income from operations in 1996 decreased $814,000 from $3,890,000 to $3,076,000, a decrease of 20.9% from 1995. As a percentage of net sales, income from operations decreased from 9.7% in 1995 to 7.6% in 1996. Cost of sales increased as a percentage of net sales from 26.5% in 1995 to 26.6% in 1996. Restaurant labor and benefits increased from 26.1% of net sales in 1995 to 26.4% of net sales in 1996 due to the increase in minimum wage and inefficiencies associated with several new store openings. Advertising expense increased as a percentage of net sales from 6.4% of net sales in 1995 to 6.8% in 1996 due to increased competition, grand opening expenses for new stores and efforts to minimize sales decreases experienced from the maturation of the successful introduction of Stuffed Crust Pizza in 1995. Operating expenses were 18.4% of net sales in both 1995 and 1996. General and administrative expense decreased from 9.1% of net sales in 1995 to 8.8% of net sales in 1996. Depreciation and amortization as a percentage of net sales increased from 3.8% in 1995 to 4.2% in 1996 due to the opening of new restaurants and remodels of existing restaurants. Loss on restaurant closings amounted to 0.2% of net sales in 1996. Equity in loss of affiliate amounted to 0.9% of net sales in 1996.

Net Earnings
------------
Net earnings decreased $3,577,000 to a net loss of $1,993,000 for the year ended December 30, 1997 compared to net income of $1,584,000 for the year ended December 31, 1996. This decrease is attributable to the decrease in income from operations of $2,643,000 noted above combined with an increase in interest expense of $808,000. The default of certain loans within the Partnership's pooled borrowings from Franchise Mortgage Acceptance Company resulted in additional interest expense of $280,000 (see Note 3 of the accompanying financial statements). The remaining increase in interest expense of $528,000 is due to additional debt primarily used to fund the acquisition of a 45% interest in Magic and to develop new restaurants. The 1996 net earnings include a $158,000 gain on fire settlement.

Net earnings decreased $897,000 from $2,481,000 for the year ended December 26, 1995 to $1,584,000 for the year ended December 31, 1996. This decrease is a result of the $814,000 decrease in operating income noted above and an increase in interest expense of $381,000 due to additional debt primarily used to fund the acquisition of a 45% interest in Magic and to develop new restaurants. This decrease was partially offset by a gain on fire settlement of $158,000. A $142,000 loss on the early extinguishment of debt was included in 1995.

Liquidity and Capital Resources
-------------------------------

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes that net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations for the next twelve months.

At December 30, 1997, the Partnership had a working capital deficiency of $15,712,000 compared to a deficiency of $3,935,000 at December 31, 1996. The increase in working capital deficiency at December 30, 1997 results from the classification of the entire amount of outstanding notes payable to Heller Financial, Inc. and Franchise Mortgage Acceptance Company (FMAC) as a current liability because the Partnership was in default of the fixed charge ratio at December 30, 1997. There have been no defaults in making scheduled payments of either principal or interest. As a result of the default, Heller Financial, Inc. has the option to increase the interest rate two percentage points over the rate the Partnership is currently paying. Management plans to refinance the notes with Heller Financial, Inc. and FMAC over 15 years at an interest rate of approximately 9% bringing the Partnership into compliance with the fixed charge ratio. This refinancing should be completed in April 1998. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

At  December  30, 1997, Magic  had  a  working capital deficiency of $6,065,000 compared to a deficiency of $2,226,000 at December 31, 1996. The decrease in working capital at December 30, 1997 results from the classification of the entire amount of outstanding notes payable to FMAC as a current liability because Magic was in default of the fixed charge ratio at December 30, 1997. There have been no defaults in making scheduled payments of either principal or interest. The Partnership has a $1,795,000 net investment in Magic that continues to be carried at a cost basis even though Magic is in default of the FMAC loan covenants.

Net Cash Provided by Operating Activities
-----------------------------------------
During 1997, net cash provided by operating activities amounted to $2,356,000, a decrease of $1,775,000 from 1996. This decrease is attributable to the decrease in net income which was partially offset by an increase in the loss on restaurant closings, an increase in equity in loss of affiliate and an increase in accounts payable.

Investing Activities
--------------------
Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for 1997 were $1,824,000 of which $889,000 was for replacement of equipment in existing restaurants. The remaining $935,000 was for the development of new restaurants and the conversion of restaurants to dualbrand locations.

Financing Activities
--------------------
Cash distributions paid in 1997 totaled $1,277,000 and amounted to $0.32 per unit compared to $2,942,000, or $0.74 per unit, during 1996. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate. The reduction in cash distributions from the prior year reflects the decline in operating revenues.

During 1997, the Partnership's proceeds from long term borrowings amounted to $2,369,000. The proceeds were used primarily to develop new restaurants and to replenish operating capital. The Partnership does not plan to open any new restaurants during 1998. Management anticipates spending $495,000 in 1998 for recurring replacement of equipment in existing restaurants which the Partnership expects to finance from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

With the introduction of "The Edge" pizza and some new products in development, management anticipates a bottoming out of the same store sales decline experienced over the last two years. Management will focus on lowering food and labor costs in 1998 to regain some of the margins lost during the last two years. In addition, the Partnership plans to refinance a large amount of its debt service over fifteen years at approximately a 9% interest rate early in the second quarter. This will lower the Partnership's annual debt service by approximately $750,000. As a result of these items, the Partnership should experience a significant improvement in cash flow after debt service in 1998.

Other Matters
-------------
In   November,  1996  Magic  notified  HGO that  it is seeking to terminate HGO's interest in Magic pursuant to the terms of the Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleges that HGO contacted and offered employment to a significant number of the management employees of Magic. Magic has also alleged that HGO made certain misrepresentations in connection with the formation of Magic. HGO has denied that such franchise violations have occurred and that it made any misrepresentations at the formation of Magic. The matter has been submitted to arbitration. A hearing for the arbitration will be held through the American Arbitration Association during the week of April 6, 1998. In the arbitration proceeding, HGO has asserted that it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of the operations. HGO is seeking recision of the purchase and contribution of the restaurants or, in the alternative, compensatory and punitive damages. The parties continue to seek to resolve the disagreement through negotiation. If Magic prevails, the interest of HGO in Magic will be purchased by Magic and the interest of the Partnership in Magic will likely increase from 45% to 60%. The amount of damages sought by HGO has not been enumerated.

As previously reported, under the Omnibus Budget Reconciliation Act of 1987, certain MLPs, including the Partnership would be taxed as corporations beginning in 1998. The effect of this provision is that the Partnership would pay income taxes and the partners would then pay additional taxes on distributions received by them, thereby substantially increasing the total taxation of the Partnership's distributed income. After considering various alternatives to avoid this double taxation, the Partnership delisted from the American Stock Exchange effective November 13, 1997 and limited trading of its units. As a result, the Partnership will continue to be taxed as a partnership rather than being taxed as a corporation. The Partnership does offer a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units.

The Partnership does not expect year 2000 issues to have any material effect on its costs or to cause any significant disruptions to its operations. The Partnership uses external agents on all critical applications and systems. The external agents have assured the Partnership that they expect to be fully year 2000 compliant before the year 2000 issues will impact the Partnership.

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act, which are intended to be covered by the safe harbors created thereby. Although the Partnership believes the assumptions underlying the forward-looking statements contained
herein   are  reasonable,  any  of  the  assumptions   could   be
inaccurate, and, therefore, there can be no assurance the forward-looking statements included in this report will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to, consumer demand and market acceptance risk, the effect of economic conditions, including interest rate fluctuations, the impact of competing restaurants and concepts, the cost of commodities and other food products, labor shortages
and   costs   and  other  risks  detailed  in  the  Partnership's
Securities and Exchange Commission filings.



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

                         Present  Position  with  the  Management
                         Company and Business Experience for
Name             Age     Past 5 Years
----             ---     ----------------------------------------
Hal  W.  McCoy    52     Chairman,  Chief  Executive  Officer, President
                         and  sole  director.   McCoy  holds a Bachelor
                         of Arts degree from the University of
                         Oklahoma.  From 1970 to 1974, he was at
                         different times Marketing Manager at PHI, where he was responsible for consumer research, market research, and market planning, and Systems Manager, where he was responsible for the design and installation of PHI's first management data processing system. In 1974, he founded the predecessor to the Management
                         Company and today owns or has controlling ownership in entities operating a combined total of 119 franchised "Pizza Hut" and "Long John Silver's" restaurants.

J. Leon Smith     55     Vice  President.  Smith holds a Bachelor of
                         Science degree in Hotel and Restaurant
                         Management from Oklahoma State University and a Juris Doctorate from the University of Oklahoma. He has been employed by McCoy since 1974, first as Director of Operations for the Long John Silver's division and then as Director of Real Estate Development and
                         General Counsel.

Terry Freund      42     Chief Financial Officer. Freund holds a
                         Bachelor of Arts degree in Accounting
                         from Wichita State University.  He has
                         been employed by McCoy since 1984.
                         He is responsible for virtually all of
                         the financial and administrative
                         functions in the company.

Item 11. Executive Compensation
-------------------------------
     The executive officers of the Management Company perform services for all of the restaurants managed by the Management Company, including the Restaurants. Cash compensation of executive officers of the Management Company who are also officers of affiliated companies is allocated for accounting purposes among the various entities owning such restaurants on the basis of the number of restaurants each entity owns. Only the compensation of the Chief Executive Officer and Chief Financial Officer is shown below as the other officer's total cash compensation does not exceed $100,000. RAM nor the Operating Partnership compensates their officers, directors or partners for services performed, and the salaries of the executive officers of the Management Company are paid out of its management fee and not directly by the Partnership.


                   SUMMARY COMPENSATION TABLE

                                    Annual Compensation
                                    -------------------
Name and                                                  Allocable to
Principal Position          Year   Salary    Bonus  Total  Partnership
------------------          ----   ------    -----   ----- -----------
Hal W. McCoy                1997   127,322  36,451  163,773    79,716
   President and Chief      1996   135,661  79,031  214,692   121,901
   Executive Officer        1995   126,410  91,202  217,612   139,387

Terry Freund                1997    83,049  13,275   96,324    48,343
   Assistant Secretary and  1996    82,237  39,851  122,088    67,916
   Chief Financial Officer  1995    79,739  47,815  127,554    80,019

Incentive Bonus Plan
--------------------
     The Management Company maintains a discretionary supervisory incentive bonus plan (the "Incentive Bonus Plan") pursuant to which approximately 18 employees in key management positions, including Mr. McCoy are eligible to receive quarterly cash bonus payments if certain management objectives are achieved. Performance is measured each quarter and bonus payments are awarded and paid at the discretion of Mr. McCoy. The amounts paid under this plan for fiscal year 1997, 1996 and 1995 to Mr. McCoy and Mr. Freund are included in the amounts shown in the cash compensation amounts set forth above. The total amount allocated to the Restaurants under the Incentive Bonus Plan for the fiscal year ended December 30, 1997 was $155,637 of which $38,600 was paid to all executive officers as a group. Bonuses paid under the Incentive Bonus Plan are paid by the Partnership.

    The Incentive Bonus Plan in effect for the fiscal year ending December 29, 1998 provides for payment of aggregate supervisory bonuses in an amount equal to 15% of the amount by which the Partnership's income from operations plus depreciation and amortization expenses exceed a threshold of $1,908,400. This threshold is subject to change with the opening or closing of restaurants. For the fiscal year ended December 30, 1997 the
Partnership's income from operations plus depreciation and amortization expenses was $2,511,486.

Class A Unit Option Plan
------------------------
     The Partnership, the Operating Partnership, RAM and the Management Company have adopted a Class A Unit Option Plan (the "Plan") pursuant to which 75,000 Class A Units are reserved for issuance to employees, including officers, of the Partnership, the Operating Partnership, RAM and the Management Company. Participants will be entitled to purchase a designated number of Units at an option price which shall be equal to the fair market value of the units on the date the option is granted. Options granted under the Plan will be for a term to be determined  by  the  Managing  General  Partner  at  the  time of issuance (not to exceed ten years) and shall not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. The Plan is administered by the Managing General Partner which, among other things, designates the individuals to whom options are granted, the number of Units for which such options are to be granted and other terms of grant. The executive officers have no outstanding options at December 30, 1997.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
-----------------------------------------------------------------
Management
----------

                      PRINCIPAL UNITHOLDERS

     The following table sets forth, as of February 27, 1998, information with respect to persons known to the Partnership to be beneficial owners of more than five percent of the Class A Income Preference Units, Class B or Class C Units of the
Partnership:

                  Name & Address     Amount & Nature
Title              of Beneficial      of Beneficial      Percent
of Class               Owner             Ownership      of Class
--------          --------------     ---------------    --------
Class A Income
Preference Units       None

Class B           Hal W. McCoy            698,479 (1)     58.51%
                  555 N. Woodlawn
                  Suite 3102
                  Wichita, KS  67208

Class B           Daniel Hesse            204,401 (2)    17.12%
                  555 N. Woodlawn
                  Suite 3102
                  Wichita, KS  67208

Class C           Hal W. McCoy          1,341,934 (1)    67.88%
                  555 N. Woodlawn
                  Suite 3102
                  Wichita, KS  67208

Class C           Daniel Hesse            234,199 (2)   11.85%
                  555 N. Woodlawn
                  Suite 3102
                  Wichita, KS  67208

(1) Hal W. McCoy beneficially owns 81.31% of RMC Partners, L.P. which owns 900,155 Class B Units and 1,604,588 Class C
     Units.   Mr. McCoy  owns 91.67% of RMC American  Management,
     Inc. which owns 3,840 Class C Units. Mr. McCoy has voting authority over the units.

(2) Daniel Hesse beneficially owns 14.48% of RMC Partners, L.P. which owns 900,155 Class B Units and 1,604,588 Class C Units. Mr. Hesse owns 4.17% of RMC American Management, Inc. which owns 3,840 Class C Units. Mr. Hesse has voting authority over the units.


                SECURITY OWNERSHIP OF MANAGEMENT


     The following table sets forth, as of February 27, 1998, the number of Class A Income Preference Units, Class B Units, or Class C Units beneficially owned by the director and by the director and executive officers of both RAM and the Management Company as a group.

Title         Name of             Amount & Nature       Percent
of Class   Beneficial Owner   of Beneficial Ownership   of Class
--------   ----------------   -----------------------   --------

  B        Hal W. McCoy               698,479 (1)        58.51%
  C        Hal W. McCoy             1,341,934 (1)        67.88%
  B        Director & all             753,656 (1)        63.13%
           officers as a group
           (3 Persons)
  C        Director & all           1,440,494 (1)        72.87%
           officers as a group
           (3 Persons)

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

    3.  Exhibits
        --------
        The exhibits filed as part of this annual report are listed in the "Index to Exhibits" at page 31.

(b) Reports on Form 8-K
    -------------------
    The Partnership filed a Form 8-K, dated November 25,
    1997, reporting the application to withdraw from listing and registration on the American Stock Exchange and the permanent suspension of trading of units on the American
    Stock Exchange.

    The Partnership filed a Form 8-K, dated December 22, 1997 reporting the Securities and Exchange Commission had issued an order granting Registrant's application to withdraw from listing and registration on the American Stock Exchange.





                        INDEX TO EXHIBITS
                          (Item 14(a))



Exhibit
No.       Description of Exhibits                         Page/Notes
---       -----------------------                         ----------
3.1       Amended and Restated  Certificate of Limited
          Partnership of American Restaurant Partners, L.P.     A
3.2       Amended and Restated Agreement of Limited
          Partnership of American Restaurant Partners, L.P.     A
3.3       Amended and Restated Certificate of Limited
          Partnership of American Pizza Partners, L.P.          A
3.4       Amended and Restated Agreement of Limited
          Partnership of American Pizza Partners, L.P.          A
4.1       Form of Class A Certificate                           A
4.2       Form of Application for Transfer of Class A Units     A
10.1      Management Services Agreement dated
          June 26, 1987 between American Pizza
          Partners, L.P. and RMC American Management, Inc.      A
10.2      Management Services Agreement dated
          June 26, 1987 between RMC American
          Management, Inc. and Restaurant Management
          Company of Wichita, Inc.                              A
10.3      Form of Superseding Franchise Agreement
          between the Partnership and Pizza Hut, Inc.
          and schedule pursuant to Item 601 of
          Regulation S-K.                                       A
10.4      Form of Blanket Amendment to Franchise Agreements     A
10.5      Incentive Bonus Plan                                  A
10.6      Class A Unit Option Plan                              B
10.7      Revolving Term Credit Agreement dated
          June 29, 1987 between American Pizza
          Partners, L.P. and the First National Bank
          in Wichita                                            C
10.8      Form of 1990 Franchise Agreement between the
          Partnership and Pizza Hut, Inc. and schedule
          pursuant to Item 601 of Regulation S-K                D
10.9      Contribution Agreement, dated as of February 1,
          1996, relating to the closing date of March 13,
          1996, by and among American Pizza Partners, L.P., Hospitality Group of Oklahoma, Inc., RMC American Management, Inc., Restaurant Management Company
          of Wichita, Inc. and Oklahoma Magic, L.P.            E
23.1      Consent of Ernst & Young LLP                      F-25
27.1      Financial Data Schedule                              F




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

                        AMERICAN RESTAURANT PARTNERS, L.P.
                                 (Registrant)
                        By: RMC AMERICAN MANAGEMENT, INC.
                            Managing General Partner



Date: 3/24/98             By: /s/Hal W. McCoy
      --------                -----------------
                              Hal W. McCoy
                              President and
                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name               Title                                    Date
----               -----                                    ----

/s/Hal W. McCoy    President and Chief Executive Officer  3/24/98
---------------    (Principal Executive Officer)          -------
Hal W. McCoy       of RMC American Management, Inc.



/s/Terry Freund    Chief Financial Officer                3/24/98
---------------                                           -------
Terry Freund




           Index to Consolidated Financial Statements and Supplementary Data




The following financial statements are included in Item 8:

                                                          Page
                                                          ----
American Restaurant Partners, L.P.
----------------------------------
Report of Independent Auditors . . . . . . . . . . . . .   F-2
Consolidated Balance Sheets as of December 30, 1997
    and December 31, 1996. . . . . . . . . . . . . . . .   F-3
Consolidated Statements of Operations for the years
    ended December 30, 1997, December 31, 1996,
    and December 26, 1995  . . . . . . . . . . . . . . .   F-5
Consolidated Statements of Partners' Capital
    (Deficiency) for the years ended December 30, 1997,
    December 31, 1996 and December 26, 1995  . . . . . .   F-6
Consolidated Statements of Cash Flows for the
    years ended December 30, 1997, December 31, 1996,
    and December 26, 1995  . . . . . . . . . . . . . . .   F-7
Notes to Consolidated Financial Statements . . . . . . .   F-8

All financial statement schedules have been omitted since the required information is not present.

Oklahoma Magic, L.P.
--------------------
Report of Independent Auditors . . . . . . . . . . . . .   F-26
Balance Sheets as of December 30, 1997 and
    Unaudited December 31, 1996  . . . . . . . . . . . .   F-27
Statements of Operations for the year ended
    December 30, 1997 and Unaudited for the
    41 weeks (since inception) ended
    December 31, 1996  . . . . . . . . . . . . . . . . .   F-28
Statements of Partners' Capital for the
    year ended December 30, 1997 and Unaudited
    for the 41 weeks (since inception) ended
    December 31, 1996  . . . . . . . . . . . . . . . . .   F-29
Statements of Cash Flows for the year ended
    December 30, 1997 and Unaudited for the
    41 weeks (since inception) ended
    December 31, 1996  . . . . . . . . . . . . . . . . .   F-30
Notes to Financial Statements  . . . . . . . . . . . . .   F-31







                 REPORT OF INDEPENDENT AUDITORS


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We have audited the accompanying consolidated balance sheets of American Restaurant Partners, L.P. (Partnership) as of December 30, 1997 and December 31, 1996, and the related consolidated statements of operations, partners' capital (deficiency), and cash flows for each of the three years in the period ended December 30, 1997. These financial statements are the
responsibility  of    the   Partnership's  management.  Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American Restaurant Partners, L.P. at December 30, 1997 and December 31, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 1997, in conformity with generally accepted accounting principles.


                                    /s/Ernst & Young LLP



Wichita, Kansas
March 19, 1998




                           AMERICAN RESTAURANT PARTNERS, L.P.

                              CONSOLIDATED BALANCE SHEETS


                                                   December 30,    December 31,
         ASSETS                                        1997            1996
-----------------------------                      -----------     -----------
 Current assets:
  Cash and cash equivalents                         $   509,398   $   178,826
  Certificate of deposit                                      -       157,635
  Investments available for sale,
  at fair market value                                  195,751       132,751
  Accounts receivable                                    84,447       155,724
  Due from affiliates                                    67,918        19,415
  Notes receivable from
   affiliates - current portion                          72,387        84,631
  Inventories                                           311,516       344,003
  Prepaid expenses                                      245,177       212,008
                                                    -----------   -----------
     Total current assets                             1,486,594     1,284,993

 Property and equipment, at cost:
  Land                                                3,698,168     3,422,889
  Buildings                                           7,702,639     7,507,937
  Construction in progress                                    -       331,080
  Restaurant equipment                               11,114,444    10,898,243
  Leasehold rights and building improvements          4,425,532     4,643,667
  Property under capital leases                       2,369,199     2,369,199
                                                    -----------   -----------
                                                     29,309,982    29,173,015
  Less accumulated depreciation and amortization     12,481,826    11,552,747
                                                    -----------   -----------
                                                     16,828,156    17,620,268

 Other assets:
  Franchise rights, net of accumulated
    amortization of $785,578 ($707,114 in 1996)       1,010,616     1,084,080
  Notes receivable from affiliates                       75,899       113,410
  Deposit with affiliate                                350,000       350,000
  Investment in Oklahoma Magic, L.P.                  1,795,774     2,624,368
  Other                                                 679,106       667,964
                                                    -----------   -----------
                                                    $22,226,145   $23,745,083
                                                    ===========   ===========


                           AMERICAN RESTAURANT PARTNERS, L.P.

                              CONSOLIDATED BALANCE SHEETS


                                                   December 30,    December 31,
 LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)        1997            1996
-----------------------------------------------    -----------     ------------
 Current liabilities:
  Accounts payable                                    3,042,151     2,115,502
  Due to affiliates                                      50,539        88,654
  Accrued payroll and other taxes                       385,016       545,816
  Accrued liabilities                                   784,661     1,008,937
  Current maturities of long-term debt,
    including $11,556,077 of notes
    payable in default in 1997                       12,899,728     1,428,630
  Current portion of obligations
   under capital leases                                  36,492        32,760
                                                    -----------   -----------
     Total current liabilities                       17,198,587     5,220,299

  Other noncurrent liabilities                          204,337       197,308
  Long-term debt                                      7,105,615    17,430,692
  Obligations under capital leases                    1,608,356     1,632,284
  General Partners' interest
    in Operating Partnership                            120,702       153,737
  Commitments                                                 -             -

  Partners' capital (deficiency):
    General Partners                                     (7,864)       (4,634)
    Limited Partners:
     Class A Income Preference, authorized 875,000
       units; issued 813,840 units (815,309 in 1996)  5,623,790     6,294,520
     Classes B and C, issued 1,193,852 and
       1,976,807 class B and C units, respectively
       (1,178,384 and 1,951,025 units in 1996,
       respectively)                                 (8,322,372)   (5,811,117)
    Cost in excess of carrying value
     of assets acquired                              (1,323,681)   (1,323,681)
    Unrealized gain (loss) in
     investment securities                               18,675       (44,325)
                                                    -----------   ------------
    Total partners' capital (deficiency)             (4,011,452)     (889,237)
                                                    -----------   -----------
                                                    $22,226,145   $23,745,083
                                                    ===========   ===========


                                See accompanying notes.



                                  AMERICAN RESTAURANT PARTNERS, L.P.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                   Years ended December 30, 1997,
                               December 31, 1996 and December 26, 1995

                                                           1997           1996           1995
                                                         ----------    ----------     ----------
 Net sales                                             $ 38,977,341  $ 40,424,953   $ 40,004,295

 Operating costs and expenses:
  Cost of sales                                          10,586,372    10,762,986     10,599,422
  Restaurant labor and benefits                          11,043,688    10,672,030     10,444,896
  Advertising                                             2,511,470     2,744,864      2,549,729
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                          7,691,831     7,433,450      7,367,758
  General and administrative:
   Management fees - related party                        2,710,449     2,808,484      2,776,768
   Other                                                    371,443       766,551        864,553
  Depreciation and amortization                           2,078,061     1,687,090      1,511,158
  Loss on restaurant closings                               792,219        97,523              -
  Equity in loss of affiliate                               758,383       375,632              -
                                                         ----------    ----------     ----------
       Income from operations                               433,425     3,076,343      3,890,011

 Interest income                                             29,350        34,253         46,334
 Interest expense                                        (2,476,304)   (1,668,551)    (1,287,776)
 Gain on fire settlement                                          -       157,867              -
                                                         ----------    ----------     ----------
                                                         (2,446,954)   (1,476,431)    (1,241,442)
                                                         ----------    ----------     ----------
 (Loss) income before extraordinary item                 (2,013,529)    1,599,912      2,648,569
 Extraordinary loss on early
  extinguishment of debt                                          -             -       (142,491)
                                                         ----------    ----------     ----------
 (Loss) income before General Partners'
  interest in (loss) income of
  Operating Partnership                                  (2,013,529)    1,599,912      2,506,078

 General Partners' interest in
  (loss) income of Operating Partnership                    (20,135)       15,999         25,061
                                                         ----------    ----------     ----------
 Net (loss) income                                      $(1,993,394)  $ 1,583,913    $ 2,481,017
                                                         ==========    ==========     ==========

 Net (loss) income allocated to Partners:
  Class A Income Preference                             $  (406,975)  $   324,763    $   519,316
  Class B                                               $  (596,643)  $   473,352    $   737,783
  Class C                                               $  (989,776)  $   785,798    $ 1,223,918

 Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                                 815,305       815,309        824,978
  Class B                                                 1,195,273     1,188,332      1,172,025
  Class C                                                 1,982,849     1,972,716      1,944,299

 Basic and diluted (loss) income
  before extraordinary item per
  Partnership interest                                  $     (0.50)  $      0.40    $      0.67

 Basic and diluted extraordinary loss
  per Partnership interest                              $         -   $         -    $     (0.04)

 Basic and diluted net (loss) income
  per Partnership interest                              $     (0.50)  $      0.40    $      0.63

 Distributions per Partnership interest                 $      0.32   $      0.74    $      0.74

                                        See accompanying notes.




                                                            AMERICAN RESTAURANT PARTNERS, L.P.

                                                    Consolidated Statements of Partners' Capital (Deficiency)

                                           Years ended December 30, 1997, December 31, 1996, and December 26, 1995


                               General Partners            Limited Partners                             Cost
                                --------------    ---------------------------------------Unrealized  in excess of
                                  Classes B         Class A Income        Classes B     gain(loss) on  carrying    Notes
                                    and C             Preference            and  C        securities  value of  receivable
                                --------------    -----------------  -------------------- available   assets       from
                                Units  Amounts    Units    Amounts     Units     Amounts   for sale  acquired   employees    Total
                                ----- --------    -----  ----------  ---------  ---------  -------- ----------  ---------  ---------
Balance at December 27, 1994    3,940   (3,347)  825,764  6,729,290  3,085,670 (4,478,892)      -   (1,323,681) (31,500)    891,870
Net Income                          -    2,975         -    519,316          -  1,958,726       -            -        -   2,481,017
Partnership distributions           -   (2,918)        -   (611,015)         - (2,304,588)      -            -        -  (2,918,521)
Units sold to employees             -        -         -          -     18,750     37,500       -            -        -      37,500
Units issued to employees
 as compensation                    -        -         -          -     39,500     99,000       -            -        -      99,000
Reduction of notes receivable       -        -         -          -          -          -       -            -   25,200      25,200
Repurchase of Class A Units         -        -   (10,455)   (64,668)         -          -       -            -        -     (64,668)
                                -----   ------   -------  ---------  --------- ---------- -------   ----------  -------  ----------
Balance at December 26, 1995    3,940   (3,290)  815,309  6,572,923  3,143,920 (4,688,254)      -   (1,323,681) (6,300)     551,398

Net Income                          -    1,572         -    324,763          -  1,257,578       -            -       -    1,583,913
Partnership distributions           -   (2,916)        -   (603,166)         - (2,335,633)      -            -       -   (2,941,715)
Units sold to employees             -        -         -          -     30,750     58,500       -            -       -       58,500
Units issued to employees
 as compensation                    -        -         -          -          -     15,900       -            -       -       15,900
Units purchased from employees      -        -         -          -    (45,261)  (119,208)      -            -       -     (119,208)
Reduction of notes receivable       -        -         -          -          -          -       -            -   6,300        6,300
Unrealized loss on securities
  available for sale                -        -         -          -          -          - (44,325)           -       -      (44,325)
                                -----    -----   -------  ---------  --------- ---------- -------   ---------- -------   ----------
Balance at December 31, 1996    3,940   (4,634)  815,309  6,294,520  3,129,409 (5,811,117)(44,325)  (1,323,681)      -     (889,237)

Net Loss                            -   (1,970)        -   (406,975)         - (1,584,449)      -            -       -   (1,993,394)
Partnership distributions           -   (1,260)        -   (260,718)         - (1,015,039)      -            -       -   (1,277,017)
Units sold to employees             -        -         -          -     47,250    106,233       -            -       -      106,233
Units purchased                     -        -    (1,469)    (3,037)    (6,000)   (18,000)      -            -       -      (21,037)
Change in unrealized gain/(loss)
 on securities available for sale   -        -         -          -          -          -  63,000            -       -       63,000
                                -----   ------   -------  ---------  --------- ---------- -------   ---------- -------   ----------
Balance at December 30, 1997    3,940   (7,864)  813,840  5,623,790  3,170,659 (8,322,372) 18,675   (1,323,681)      -   (4,011,452)
                                =====   ======   =======  =========  ========= ========== =======   ========== =======   ==========



                                                            See accompanying notes.



                               AMERICAN RESTAURANT PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Years Ended December 30, 1997
                            December 31, 1996 and December 26, 1995

                                                         1997           1996           1995
                                                       ---------      ---------      ---------
Cash flows from operating activities:
 Net (loss) income                                   $(1,993,394)   $ 1,583,913    $ 2,481,017
 Adjustments to reconcile net (loss) income
  to net cash provided by operating
  activities:
   Depreciation and amortization                       2,078,061      1,687,090      1,511,158
   Provision for deferred rent                            10,067         13,477          9,563
   Provision for deferred compensation                         -          6,300         25,200
   Unit compensation expense                                   -         15,900         99,000
   Equity in loss of affiliate                           758,383        375,632              -
   Loss on default in pooled loans                       269,761              -              -
   Loss on disposition of assets                           4,876         12,791         20,562
   Loss on restaurant closings                           792,219         97,523              -
   Gain on fire settlement                                     -       (157,867)             -
   General Partners' interest in net
    (loss) income of Operating Partnership               (20,135)        15,999         25,061
 Net change in operating assets and liabilities:
   Accounts receivable                                    71,277        (79,119)        13,274
   Due from affiliates                                   (48,503)         5,134         (4,248)
   Inventories                                            32,487        (43,590)        (7,946)
   Prepaid expenses                                      (33,169)       (67,972)       (36,233)
   Deposit with affiliate                                      -        (20,000)             -
   Accounts payable                                      857,340        211,525        349,005
   Due to affiliates                                     (38,115)        26,362        (16,684)
   Accrued payroll and other taxes                      (160,800)       225,914         22,416
   Accrued liabilities                                  (224,276)       222,339          1,531
                                                       ---------      ---------      ---------
 Net cash provided by
  operating activities                                 2,356,079      4,131,351      4,492,676

Investing activities:
 Investment in affiliate                                       -     (3,000,000)             -
 Purchases of certificates of deposit                     (6,567)        (5,103)       (79,687)
 Redemption of certificates of deposit                   164,202              -        107,356
 Purchase of securities available for sale                     -        (97,389)             -
 Additions to property and equipment                  (1,824,195)    (6,747,527)    (1,185,444)
 Proceeds from sale of property and equipment             24,810          7,520          9,630
 Purchase of franchise rights                            (15,000)       (66,000)             -
 Funds advanced to affiliates                                  -        (57,131)       (15,000)
 Collections of notes receivable from affiliates          87,255         47,045         25,467
 Net proceeds from fire settlement                             -        180,437              -
 Other, net                                              (69,856)      (232,535)      (110,193)
                                                       ---------      ---------      ---------
 Net cash used in
  investing activities                                (1,639,351)    (9,970,683)    (1,247,871)

Financing activities:
 Proceeds from long-term borrowings                    2,369,000     16,020,932      3,900,000
 Payments on long-term borrowings                     (1,492,740)    (7,686,372)    (4,162,444)
 Payments on capital lease obligations                   (20,196)       (66,535)       (68,746)
 Distributions to Partners                            (1,277,017)    (2,941,715)    (2,918,521)
 Proceeds from issuance of Class B and C units            68,733         58,500         37,500
 Repurchase of units                                     (21,037)      (119,208)       (64,668)
 General Partners' distributions
  from Operating Partnerships                            (12,899)       (29,792)       (29,480)
                                                       ---------      ---------      ---------
 Net cash (used in) provided by
  financing activities                                  (386,156)     5,235,810     (3,306,359)
                                                       ---------      ---------      ---------
      Net increase (decrease) in
       cash and cash equivalents                         330,572       (603,522)       (61,554)

Cash and cash equivalents at beginning of period         178,826        782,348        843,902
                                                       ---------      ---------      ---------
Cash and cash equivalents at end of period            $  509,398     $  178,826        782,348
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

On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. (Magic), that currently owns and operates twenty-seven Pizza Hut restaurants in Oklahoma. The remaining partnership interests are held by Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of the Partnership, Hospitality Group of Oklahoma, Inc. (HGO)(25%), the former owners of the Oklahoma restaurants, and RAM (.75%), the managing general partner.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, L.C., hereinafter collectively referred to as the Partnership. All significant intercompany transactions and balances have been eliminated.

The Partnership accounts for its investment in Oklahoma Magic, L.P. using the equity method of accounting.

FISCAL YEAR

The Partnership operates on a 52 or 53 week fiscal year ending on the last Tuesday in December. The Partnership's operating results reflected in the accompanying consolidated statements of operations include 52 weeks, 53 weeks and 52 weeks for the years ended December 30, 1997, December 31, 1996 and December 26, 1995, respectively.

EARNINGS PER PARTNERSHIP INTEREST

In 1997 the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per Partnership interest with basic and diluted earnings per Partnership interest. All earnings per Partnership interest amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

OPERATIONS

All of the restaurants owned by the Partnership are operated under a franchise agreement with Pizza Hut, Inc., the franchisor.
The agreement grants the Partnership exclusive rights to develop and operate restaurants in certain franchise territories.

A schedule of restaurants in operation for the periods presented in the accompanying consolidated financial statements is as follows:

                                                  1997  1996 1995
                                                  ----  ---- ----
Restaurants in operation at beginning of period    67    60   60
Opened                                              1     7   --
Closed                                             (5)   --   --
                                                  ---   ---  ---
Restaurants in operation at end of period          63    67   60
                                                  ===   ===  ===

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

Due to differences in the rules related to reporting income for financial statement purposes and for purposes of income tax returns by individual limited partners, the tax information sent to individual limited partners differs from the information contained herein. At December 30, 1997, the Partnership's reported amount of its net assets for financial statement purposes were less than the income tax bases of such net assets by approximately $192,000.

The differences between generally accepted accounting principles net (loss) income and taxable (loss) income are as follows:

                                           1997            1996
                                           ----            ----
Generally accepted accounting
  net (loss) income                   $(1,993,394)    $ 1,583,913

Depreciation and amortization            (205,737)       (301,018)
Capitalized leases                        128,791          97,837
Equity in loss of affiliate              (655,814)       (534,007)
Loss on restaurant closings               784,297          96,548
Loss on disposition of assets            (216,534)         25,318
Other                                     (13,022)         89,060
                                       ----------      ----------
Taxable (loss) income                 $(2,171,413)    $ 1,057,651
                                       ==========      ==========

The Omnibus Budget Reconciliation Act of 1987 provides that public limited partnerships become taxable entities beginning in 1998. After considering various alternatives, the Partnership delisted from the American Stock Exchange effective November 13, 1997 and now limits trading of its units. As a result, the Partnership will continue to be taxed as a partnership rather than being taxed as a corporation.

ADVERTISING COSTS

Advertising production and media costs are expensed as incurred.

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

ACCOUNTING FOR UNIT BASED COMPENSATION

Financial Accounting Standards (FAS) Statement No. 123 recommends, but does not require, companies to change their existing accounting for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to recognize expense for equity-based awards on their estimated fair value on the date of grant. Companies electing to continue to follow accounting rules under APB Opinion No. 25 are required to provide pro forma disclosures of what operating and per share results would have been had the new fair value method been used. The Partnership has elected to continue to apply the existing accounting contained in APB Opinion No. 25, and the required pro forma disclosures have not been presented as no options have been granted in 1997, 1996 or 1995.

INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale are carried at fair value, with the unrealized gains and losses reported as a separate component of partners' capital (deficiency). Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

RECLASSIFICATIONS

Certain amounts shown in the 1996 and 1995 consolidated financial statements  have  been  reclassified to  conform  with  the  1997 presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued FAS Statement No. 130 "Reporting Comprehensive Income". FAS Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements and is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Partnership has not yet determined the impact of adoption of this standard; however, the adoption of this standard will have no impact on the Partnership's results of operations, financial position or cash flows.

2.  RELATED PARTY TRANSACTIONS

The Partnership has entered into a management services agreement with RAM whereby RAM will be responsible for management of the restaurants for a fee equal to 7% of the gross receipts of the restaurants, as defined. RAM has entered into a management services agreement containing substantially identical terms and conditions with Restaurant Management Company of Wichita, Inc. (the Management Company).

Affiliates of the Management Company provide various other services for the Partnership including promotional advertising. In addition to participating in advertising provided by the franchisor, an affiliated company engages in promotional activities to further enhance restaurant sales. The affiliate's fees for such services are based on the actual costs incurred and principally relate to the reimbursement of print and media costs. In exchange for advertising services provided directly by the affiliate, the Partnership will pay a commission based upon 15% of the advertising costs incurred. Such costs were not significant in 1997, 1996 or 1995.

The Partnership maintains a deposit with the Management Company equal to approximately one and one-half month's management fee. Such deposit, $350,000 at December 30, 1997 and December 31, 1996, may be increased or decreased at the discretion of RAM.

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

Transactions with related parties included in the accompanying consolidated financial statements and notes are summarized as follows:

                                   1997        1996       1995
                                   ----        ----       ----
Management fees                $2,710,448  $2,808,484  $2,776,768
Management Company bonuses        155,637     342,684     356,021
Advertising commissions            73,062      66,150      99,834

The Partnership has made advances to various affiliates under notes receivable which bear interest at market rates. The advances are to be received in varying installments with maturities over the next five years as follows: 1998 - $72,387; 1999 - $25,698; 2000 - $4,993; 2001 - $5,993; and 2002 - $6,043.
The remaining amounts are due in varying annual installments through 2006. All such notes are guaranteed by the majority owner of the Partnership. In addition, the Partnership has certain other amounts due from and to affiliates which are on a noninterest bearing basis.

3.  LONG-TERM DEBT

Long-term debt consists of the following at December 30, 1997 and December 30, 1996:

                                                 1997         1996
                                                 ----         ----
Notes payable to Intrust Bank in Wichita,
 payable in monthly installments
 aggregating $110,923, including interest
 at the bank's base rate plus 1%
 (9.50% at December 30, 1997)
 adjusted monthly, due at various
 dates through 2002                         $ 7,998,688   $6,407,933

Notes payable to Franchise Mortgage
 Acceptance Company (FMAC) payable
 in monthly installments aggregating
 $84,172, including interest at fixed
 rates of 8.95% and 10.95%, due at
 various dates through August 2011            9,824,118     9,878,192

Notes payable to Heller Financial
 Corporation payable in monthly
 installments aggregating
 $48,043, including interest at
 fixed rates of 9.32% and 9.55%,
 due at various dates
 through October 2005                        2,001,719     2,367,538

Notes payable to various banks,
 payable in monthly installments
 aggregating $3,853, including interest
 at fixed and floating rates of 10.0%
 at December 30, 1997, due at various
 dates through August 2006                    180,818       205,659
                                           ----------    ----------
                                           20,005,343    18,859,322
Less current portion                       12,899,728     1,428,630
                                           ----------    ----------
                                          $ 7,105,615   $17,430,692
                                           ==========    ==========

All borrowings through Heller Financial Corporation are part of borrowing agreements which require, among other conditions, that the Partnership maintain certain financial ratios which include a fixed charge coverage ratio, as defined. The Partnership has met all scheduled debt payments; however, it was not in compliance with the fixed charge coverage ratio required by the loan covenants under the borrowing agreement during and subsequent to the year ended December 30, 1997. Accordingly, the entire amount of these borrowings is reflected in the current portion of long-term debt. Subsequent to year-end, management intends to refinance this debt with Franchise Mortgage Acceptance Company (FMAC) over fifteen years at an interest rate of approximately 9%.

All borrowings through FMAC also require that the Partnership maintain a fixed charge ratio as defined by the loan covenants under the borrowing agreements. The Partnership has met all scheduled debt payments; however, it was not in compliance with the fixed charge coverage ratio requirement during and subsequent to year ended December 30, 1997. Accordingly, the entire amount of these borrowings is reflected in the current portion of long-term debt. Subsequent to year-end, management intends to refinance the amounts with FMAC over fifteen years at an interest rate of approximately 9% bringing the Partnership into compliance with the fixed charge coverage ratio.

Certain borrowings through FMAC are part of loans "pooled" together with other franchisees in good standing and approved
restaurant  concepts,  as defined, and  sold  to  the   secondary
market.   The   Partnership has  provided  to   FMAC  a  limited,
contingent guarantee equal to 13% of the original loan balance ($382,773 at December 30, 1997), referred to as the "Performance Guarantee Amount" (PGA). The PGA is paid monthly and to the extent the other loans in the "pool" are delinquent or in default,
the amount of the PGA refund  will  be   reduced proportionately.
At December 30, 1997,  certain loans  within  the   Partnership's
"pool" were in  default.   This resulted in the Partnership
recording an expense of $280,062,  of which  $10,301   was   paid
during 1997, representing the Partnership's total liability for these defaulted loans under the PGA. This liability is payable in monthly installments over the remaining term of the loan. The initial charge of $280,062 was included in interest expense in
the accompanying  statement  of operations.   The PGA  remains in
effect until the loans are discharged, prepaid, accelerated, or mature, as defined in the secured promissory note.

Along with the anticipated refinancing of FMAC debt, Intrust Bank made a commitment to the Partnership to refinance $3,000,000 of its notes payable over ten years. Of the remaining notes payable to Intrust Bank, $3,948,688 is anticipated to be refinanced with FMAC under terms similar to those described previously. The $3,000,000 in notes payable being refinanced by Intrust Bank is classified in the accompanying balance sheet reflecting the terms of the refinancing.

All borrowings are secured by substantially all land, buildings, and equipment of the Partnership. In addition, all borrowings, except for the FMAC loans are supported by the guarantee of the majority owner of the Partnership.

Future  annual  long-term debt maturities, exclusive  of  capital
lease commitments over the next five years are as follows:   1998
-  $12,899,728;  1999  - $1,965,440; 2000 -  $1,347,347;  2001  -
$1,242,550; and 2002 - $506,120.

Cash  paid for interest was $1,943,870, $1,383,668 and $1,293,773 for  the  years ended December 30, 1997, December 31,  1996,  and
December 26, 1995, respectively.

4.  LEASES

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

Minimum and contingent rent payments for land and buildings leased from affiliates were $27,500 for each of the years ended
December 30, 1997, December 31, 1996 and December 26, 1995.

Total minimum and contingent rent expense under all operating lease agreements were as follows:

                           1997             1996           1995
                           ----             ----           ----
Minimum rentals          $780,143         $826,696       $810,525
Contingent rentals        101,657          171,144        186,355

Future minimum payments under capital leases and noncancelable operating leases with an initial term of one year or more at December 30, 1997, are as follows:

                                          Operating
                                         Leases With    Operating
                          Capital         Unrelated    Leases With
                          Leases           Parties      Affiliates
                          -------          -------      ----------

          1998        $   302,745      $   609,298      $  30,250
          1999            312,964          502,762         30,250
          2000            319,156          354,844         30,250
          2001            322,404          279,568         30,250
          2002            322,404          222,269          7,563
          Thereafter    2,301,709        1,317,926              -
                        ---------        ---------        -------
Total minimum payments  3,881,382       $3,286,667     $  128,563
Less interest           2,236,534        =========        =======
                        ---------
                        1,644,848
Less current portion       36,492
                        ---------
                       $1,608,356
                        =========

Amortization of property under capital leases, determined on the straight-line basis over the lease terms totaled $150,288, $165,360, and $165,360 for the years ended December 30,1997, December 31, 1996 and December 26, 1995, respectively, and is included in depreciation and amortization in the accompanying consolidated statements of operations. The cost of property under capital leases was $2,369,199 at December 30, 1997 and December 31, 1996, and accumulated amortization on such property under capital leases was $1,273,066 and $1,122,778 at December 30, 1997 and December 31, 1996, respectively.

5.  LIMITED PARTNERSHIP UNITS

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

6.  DISTRIBUTIONS TO PARTNERS

On  January  2, 1998, the Partnership declared a distribution  of
$.05  per  Unit  to all Unitholders of record as of  January  12,
1998.   The  total distribution is not reflected in the  December
30, 1997, consolidated financial statements.

7.  UNIT OPTION PLAN

The Partnership, RAM, and the Management Company adopted a Class A Unit Option Plan (the Plan) pursuant to which 75,000 Class A Units are reserved for issuance to employees, including officers of the Partnership, RAM, and the Management Company. The Plan is administered by the Managing General Partner which will, among other things, designate the number of Units and individuals to whom options will be granted. Participants in the Plan are entitled to purchase a designated number of Units at an option price equal to the fair market value of the Unit on the date the option is granted. Units under option are exercisable over a three-year period with 50% exercisable on the date of grant and 25% exercisable on each of the following two anniversary dates. The term of options granted under the Plan will be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and will not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. Units covered by options which expire or are terminated will again be available for option grants.

A summary of Units under options in the Plan is as follows:

                                    Units         Option Price
                                    -----         ------------
Balance at December 26, 1995
   and December 31, 1996            1,715          $8.50-9.00

   Terminated                        (800)            9.00
   Expired                           (290)            9.00
                                    -----            -----
Balance at December 30, 1997          625            $8.50
                                    =====            =====

At  December  30,  1997, options on 625 Units  were  exercisable.
Unit options available for future grants totaled 48,611 at December 30, 1997 and 47,521 at December 31, 1996.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The   following  methods  and  assumptions  were  used   by   the
Partnership   in  estimating  its  fair  value  disclosures   for
financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Certificates of deposit: The carrying amount reported in the balance sheet for certificates of deposit approximates their fair value.

     Notes receivable:   The carrying amount reported in the balance
     sheet for notes receivable approximates their fair value.

     Long-term debt: The carrying amounts of the Partnership's borrowings under its variable rate debt approximate their fair value. The fair value of the Partnership's fixed rate debt is estimated using discounted cash flow analyses, based on the Partnership's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Partnership's financial instruments at December 30, 1997 and December 31, 1996 are as follows:

                      December 30, 1997          December 31, 1996
                      -----------------          -----------------
                     Carrying        Fair        Carrying       Fair
                      Value         Value         Value        Value
                      -----         -----         -----        -----
Cash and cash
 equivalents      $   509,398   $   509,398   $   178,826  $   178,826
Certificates of
 deposit                   --            --       157,635      157,635
Notes receivable      148,286       148,286       198,041      198,041
Long-term debt     20,005,343    19,977,037    18,859,322   18,681,436


9.   FIRE SETTLEMENT

During 1996, the Partnership incurred a fire at one of its restaurants. The property was insured for replacement cost and the Partnership realized a gain of $157,867.

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

11.  CLASS B AND C RESTRICTED UNITS SOLD TO EMPLOYEES

During 1995, the Partnership issued 39,500 Class B and C units to certain employees as a bonus. This resulted in the Partnership recognizing $99,000 as compensation expense which is included under the caption of "General and administrative - other" in the accompanying statements of operations.

On July 1, 1994, the Partnership entered into a Unit Purchase Agreement with certain employees whereby the employees shall purchase Class B and C Units every six months beginning July 1, 1994, and continuing until January 1, 1998. The purchase price per unit is $2.00 with a total of 75,000 units to be purchased over three and one-half years. During 1997, 1996 and 1995 the Partnership issued 47,250, 30,750 and 18,750 Class B and C units for $94,500, $58,500, and 37,500, respectively.

During 1993, the Partnership issued 25,200 Class B and C Units to certain employees in exchange for notes receivable which were forgiven by the Partnership over a three-year period. The forgiveness of the note receivable balance together with interest thereon was recognized as compensation expense over the three-year period. Total compensation expense recognized in 1996 and 1995 was $6,300 and $25,200, respectively, which is included as restaurant labor and benefits in the accompanying statements of income. The Units are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units in the event the employee is terminated for an amount not to exceed $3.00 per unit.

12.  PARTNERS' CAPITAL

During  1997 and 1995, the Partnership purchased 1,469 and 10,155
Class   A   Income  Preference  Units  for  $3,037  and  $64,668,
respectively.  These Units were retired by the Partnership.

13.  INVESTMENTS

The Partnership purchased common stock of a publicly traded company for investment purposes. The following is a summary of available-for-sale securities:
                                        Gross          Estimated
                                       Unrealized        Fair
                          Cost        Gains/(Losses)     Value
                          ----        --------------     -----

December 30, 1997       $177,076         $ 18,675       $195,751
                         =======          =======        =======
December 31, 1996       $177,076         $(44,325)      $132,751
                         =======          =======        =======

The  net  adjustment  to  unrealized  gain/(loss)  on  securities
available-for-sale  is  included  as  a  separate  component   of
partners' capital (deficiency).

14.  INVESTMENT IN AFFILIATE

On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Magic, that currently owns and operates twenty-seven Pizza Hut restaurants in Oklahoma for $3,000,000 in cash. The Partnership accounts for its investment
in  the   unconsolidated  affiliate   using  the  equity   method
of   accounting.  As  of  December  30,  1997  a  difference   of
$1,066,190 exists between the carrying amount of the Partnership's investment in Magic and its ownership in the underlying equity in net assets. This difference represents the excess purchase price of the equity investment in the net assets acquired and is being
amortized  over 29  years.  The   following   condensed financial
statements of Magic have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Magic was not in compliance with the required fixed charge coverage ratio as defined under the borrowing agreement with FMAC during and
subsequent  to the  year ended  December 30, 1997.   As a result,
Magic has  classified the  borrowings  under this agreement  as a current liability.  Magic  is current  on all  of  its  financing
obligations.   Management  believes  it has  the resources  for a
successful restructuring of its debt on a long-term basis. Management believes that until the restructuring of the debt is completed, existing cash balances and anticipated cash receipts will be adequate to cover operating requirements including debt service of Magic. However, Magic's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its financing obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to obtain profitability. The financial statements do not include any adjustments relating to the recoverability and classification of the liabilities that might be necessary should
Magic  be   unable  to  continue as  a going concern.   Condensed
financial  statements for Magic are as follows:

                                                   (Unaudited)
                                    December 30,   December 31,
                                        1997          1996
                                    ------------   ------------
Balance sheet:
  Current assets                     $   543,764   $   995,259
  Noncurrent assets                    9,946,529    10,624,688
                                      ----------    ----------
                                     $10,490,293   $11,619,947
                                      ==========    ==========


  Current liabilities                $ 6,608,680   $ 3,221,052
  Noncurrent liabilities               2,260,317     5,115,950
  Partners' equity                     1,621,296     3,282,945
                                      ----------    ----------
                                     $10,490,293   $11,619,947
                                      ==========    ==========

                                                    (Unaudited)
                                        For the     For the 41
                                       Year ended   weeks ended
                                      December 30, December31,
                                         1997         1996
                                      -----------  ----------
Statement of Operations:
  Revenues                            $15,712,313  $12,805,324
  Cost of sales                         4,308,896    3,670,348
  Operating expenses                   12,297,095    9,531,718
  Operating loss                         (893,678)    (396,742)
  Other expense (principally interest)    791,610      437,976
                                       ----------   ----------
  Net loss                            $(1,685,288) $  (834,718)
                                       ==========   ==========

In November, 1996 Magic notified HGO that it is seeking to terminate HGO's interest in Magic pursuant to the terms of the Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleges that HGO contacted and offered employment to a significant number of the management employees of Magic. HGO has denied that such franchise violations have occurred and that it made any misrepresentations at the formation of Magic. The matter has been submitted to arbitration. A hearing for the arbitration will be held through the American Arbitration Association during the week of April 6, 1998. In the arbitration proceeding, HGO has asserted that it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of the operations. HGO is seeking recision of the purchase and contribution of the restaurants or in the alternative compensatory and punitive damages. The parties continue to seek to resolve the matter through negotiation. If Magic prevails, the interest of HGO in Magic will be purchased by Magic and the interest of the Partnership will likely increase from 45% to 60%. The amount of damages sought by HGO has not been enumerated.

15. QUARTERLY FINANCIAL SUMMARIES (Unaudited)

Summarized quarterly financial data for 1997 and 1996 are as follows:

                          First      Second        Third        Fourth
                         Quarter     Quarter      Quarter       Quarter
1997                     -------     -------      -------       -------
----
Net Sales               $9,619,205  10,003,638   9,929,607    9,424,891
Gross   Profit           7,067,913   7,253,779   7,242,465    6,826,812
Income (loss)
   from operations         427,413     412,641     369,051     (775,680)(a)
Net loss                  (125,433)   (119,142)   (180,421)  (1,568,398)(b)
Basic and diluted
   net loss per unit          (.03)       (.03)       (.05)       ( .39)

1996
----
Net Sales               $9,855,670   9,887,850  10,032,758   10,648,675
Gross Profit             7,291,643   7,337,497   7,295,948    7,736,879
Income from
   operations            1,026,586   1,042,716     360,798      646,243
Net income (loss)          697,699     790,264     (70,775)     166,725
Basic and diluted
   net income (loss)
   per unit                    .18         .20        (.02)         .04


Fourth quarter loss includes:
     (a) $792,219 loss on restaurant closings
         $353,160 equity in loss on restaurant closings from Magic $ 66,868 equity in interest expense from FMAC loan pool default from Magic
     (b) $280,062 interest expense from FMAC loan pool default






                                                              Exhibit 23.1




               Consent of Independent Auditors


We consent  to  the   incorporation  by  reference  in  the
Registration Statement (Form S-8 No. 33-20784) pertaining to the Class A Unit Option Plan of American Restaurant Partners, L.P. of our report dated March 19, 1998, with respect to the consolidated financial statements of American Restaurant Partners, L.P. included in the Annual Report (Form 10-K) for the year ended December 30, 1997.


                                   /s/Ernst & Young LLP

Wichita, Kansas
March 19, 1998







                 REPORT OF INDEPENDENT AUDITORS


The Partners
Oklahoma Magic, L.P.

We have audited the accompanying consolidated balance sheet of Oklahoma Magic, L.P. (Partnership) as of December 30, 1997 and the related statement of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Oklahoma Magic, L.P. at December 30, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming Oklahoma Magic, L.P. will continue as a going concern. As more fully described in Note 7, the Partnership has incurred recurring operating losses and has a working capital deficiency. In addition, the Partnership has not complied with certain covenants of loan agreements with banks. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                    /s/Ernst & Young LLP

Wichita, Kansas
March 19, 1998


                               OKLAHOMA MAGIC, L.P.

                                  BALANCE SHEETS

                                                                   (Unaudited)
                                                    December 30,   December 31,
         ASSETS                                        1997           1996
----------------------------------                  -----------    -----------
 Current assets:
  Cash and cash equivalents                             242,741       594,026
  Investments available for sale,
   at fair market value                                       -        73,750
  Accounts receivable                                    70,300        71,964
  Due from affiliates                                    28,780        33,134
  Inventories                                           112,920       131,678
  Prepaid expenses                                       89,023        90,707
                                                     ----------    ----------
     Total current assets                               543,764       995,259

 Property and equipment, at cost:
  Land                                                  433,468       403,389
  Restaurant equipment                                1,461,776     1,396,565
  Leasehold rights and building improvements          3,240,488     3,313,182
                                                     ----------    ----------
                                                      5,135,732     5,113,136
  Less accumulated depreciation and amortization        769,318       326,059
                                                     ----------    ----------
                                                      4,366,414     4,787,077

 Other assets:
  Franchise rights, net of accumulated
    amortization of $367,141 ($148,419 in 1996)       5,069,765     5,288,487
  Development rights, net of accumulated
    amortization of $15,204 ($6,146 in 1996)            209,796       218,854
  Deposit with affiliate                                110,000       100,000
  Other                                                 190,554       230,270
                                                     ----------    ----------
                                                     10,490,293    11,619,947
                                                     ==========    ==========
 LIABILITIES AND PARTNERS' CAPITAL
-----------------------------------
 Current liabilities:
  Accounts payable                                    1,152,058     1,137,616
  Due to affiliates                                           -         8,048
  Accrued payroll and other taxes                       219,650       197,963
  Accrued liabilities                                   347,387       401,730
  Current maturities of long-term debt,
    including $4,597,311 of notes
    payable in default in 1997                        4,889,585     1,475,695
                                                     ----------    ----------
     Total current liabilities                        6,608,680     3,221,052

 Other noncurrent liabilities                           355,468             -

 Long-term debt                                       1,904,849     5,115,950

 Partners' capital:
  General Partner                                        43,700        47,913
  Limited Partners                                    1,577,596     3,258,671
  Unrealized loss in
     investment securities                                    -       (23,639)
                                                     ----------    ----------
 Total partners' capital                              1,621,296     3,282,945
                                                     ----------    ----------
                                                     10,490,293    11,619,947
                                                     ==========    ==========

                             See accompanying notes.






                               OKLAHOMA MAGIC, L.P.

                              STATEMENTS OF OPERATIONS

                                                                  (Unaudited)
                                                    Year ended   41 weeks ended
                                                   December 30,   December 31,
                                                       1997           1996
                                                   -----------    -----------
 Net sales                                          15,712,313     12,805,324

 Operating costs and expenses:
  Cost of sales                                      4,308,896      3,670,348
  Restaurant labor and benefits                      4,895,725      4,028,218
  Advertising                                        1,283,130      1,065,245
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                     3,924,738      3,376,983
  General and administrative:
   Management fees - related party                     550,596        448,184
   Other                                                28,594         78,638
  Depreciation and amortization                        829,513        534,450
  Loss on restaurant closings                          784,799              -
                                                    ----------     ----------
 Loss from operations                                 (893,678)      (396,742)

 Interest expense                                     (791,610)      (437,976)
                                                    ----------     ----------
 Net loss                                           (1,685,288)      (834,718)
                                                    ==========     ==========


                               See accompanying notes.






                                          OKLAHOMA MAGIC, L.P.

                                    STATEMENTS OF PARTNERS' CAPITAL

                            Years Ended December 30, 1997 and December 31, 1996
                                                                                        Unrealized
                                                                                        gain (loss)
                                                                                       on securities
                                                          General         Limited        available
                                                          Partner         Partners        for sale         Total
                                                          -------         --------       ----------        -----
Balance at March 13, 1996, inception (Unaudited)       $   50,000       4,091,302               -       4,141,302
Net loss (Unaudited)                                       (2,087)       (832,631)              -        (834,718)
Change in unrealized loss
  on securities available for sale (Undaudited)                 -               -         (23,639)        (23,639)
                                                           ------       ---------         -------       ---------
Balance at December 31, 1996 (Unaudited)                   47,913       3,258,671         (23,639)      3,282,945
Net loss                                                   (4,213)     (1,681,075)              -      (1,685,288)
Change in unrealized loss
  on securities available for sale                              -               -          23,639          23,639
                                                           ------       ---------         -------       ---------
Balance at December 30, 1997                           $   43,700       1,577,596               -       1,621,296
                                                           ======       =========         =======       =========

                                            See accompanying notes.



                              OKLAHOMA MAGIC, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                  (Unaudited)
                                                   Year Ended    41 Weeks Ended
                                                   December 30,   December 31,
                                                       1997             1996
                                                   -----------   --------------
Cash flows from operating activities:
 Net loss                                           (1,685,288)      (834,718)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation and amortization                       829,513        534,450
   (Gain)/loss on disposition of assets                 17,895         (5,250)
   Gain on fire settlement                             (32,150)             -
   Loss on restaurant closings                         784,799              -
   Loss on default in pooled loans                     140,991              -
 Net change in operating assets and liabilities:
   Accounts receivable                                   1,664        (71,964)
   Due from affiliates                                   4,354        (33,134)
   Inventories                                          18,758          8,322
   Prepaid expenses                                      1,684        (88,107)
   Deposit with affiliate                              (10,000)      (100,000)
   Accounts payable                                     14,442      1,137,616
   Due to affiliates                                    (8,048)         8,048
   Accrued payroll and other taxes                      21,687        197,963
   Accrued liabilities                                 (54,343)       279,230
                                                    ----------     ----------
 Net cash provided by
  operating activities                                  45,958      1,032,456

Investing activities:
 Purchase of securities available for sale                   -        (97,389)
 Proceeds from sale of securities available for sale    83,243              -
 Additions to property and equipment                  (679,440)    (1,546,660)
 Purchase of development rights                              -       (225,000)
 Proceeds from sale of property and equipment           40,598          5,250
 Net proceeds from fire settlement                     121,588              -
 Other, net                                            (25,030)        95,418
                                                    ----------     ----------
 Net cash used in
  investing activities                                (459,041)    (1,768,381)

Financing activities:
 Proceeds from long-term borrowings                  1,350,000      1,113,674
 Payments on long-term borrowings                   (1,288,202)      (249,017)
                                                    ----------     ----------
 Net cash provided by
  financing activities                                  61,798        864,657
                                                    ----------     ----------
      Net (decrease) increase in
       cash and cash equivalents                      (351,285)       128,732

Cash and cash equivalents at beginning of period       594,026        465,294
                                                    ----------     ----------
Cash and cash equivalents at end of period             242,741        594,026
                                                    ==========     ==========

                               See accompanying notes.





                      OKLAHOMA MAGIC, L.P.

                  NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 30, 1997
           (Information with respect to data prior to
                 January 1, 1997 is unaudited.)


1.  SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Oklahoma Magic, L.P. (the Partnership) was formed in connection with the purchase of thirty-three Pizza Hut restaurants in Oklahoma on March 13, 1996. The partnership interests are held by American Restaurant Partners, L.P. (ARP)(45%), Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of ARP, Hospitality Group of Oklahoma, Inc. (HGO)(25%),the former owners of the Oklahoma restaurants, and RMC American Management, Inc. (RAM) (.75%), the managing general partner of the Partnership.

BASIS OF PRESENTATION

The Partnership operates on a 52 or 53 week fiscal year ending on the last Tuesday in December. The Partnership's operating results reflected in the accompanying statements of operations include 52 weeks for the year ended December 30, 1997 and 41 weeks (from the date of inception) for the year ended December 31, 1996.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. See Note 7 to the Financial Statements.

OPERATIONS

All of the restaurants owned by the Partnership are operated under a franchise agreement with Pizza Hut, Inc., the franchisor.
The agreement grants the Partnership exclusive rights to develop and operate restaurants in certain franchise territories.

A schedule of restaurants in operation for the periods presented in the accompanying consolidated financial statements is as follows:
                                                       1997   1996
                                                       ----   ----
Restaurants in operation at beginning of period          32     33
Opened                                                    1     --
Closed                                                   (6)    (1)
                                                        ---    ---
Restaurants in operation at end of period                27     32
                                                        ===    ===

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

CONCENTRATION OF CREDIT RISKS

The Partnership's financial instruments exposed to concentration of credit risks consist primarily of cash. The Partnership places its funds into high credit quality financial institutions and, at times, such funds may be in excess of the Federal Depository insurance limit. Credit risks associated with customer sales are minimal as such sales are primarily for cash.

INCOME TAXES

The Partnership is not subject to federal or state income taxes and, accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements. Such taxes are the responsibility of the partners based on their proportionate share of the Partnership's taxable earnings.

The differences between generally accepted accounting principles net loss and taxable loss are as follows:

                                           1997            1996
                                           ----            ----
Generally accepted accounting
  principles  net loss                $(1,685,288)    $  (834,718)

Depreciation and amortization          (1,253,290)       (669,241)
Loss on restaurant closings               784,799               -
Other                                      41,365         (26,348)
                                       ----------      ----------
Taxable loss                          $(2,112,414)    $(1,530,307)
                                       ==========      ==========


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

INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale are carried at fair value, with unrealized gains and losses reported in a separate component of partners' capital. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.


2.  RELATED PARTY TRANSACTIONS

The Partnership has entered into a management services agreement with RAM whereby RAM will be responsible for management of the restaurants for a fee equal to 3.5% of the gross receipts of the restaurants, as defined. RAM has entered into a management services agreement containing substantially identical terms and conditions with Restaurant Management Company of Wichita, Inc. (the Management Company).

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

The Partnership maintains a deposit with the Management Company equal to approximately two month's management fee. Such deposit, $110,000 at December 30, 1997 and $100,000 at December 31,
1996,  may  be increased or  decreased  at the discretion of RAM.

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

Transactions with related parties included in the accompanying consolidated financial statements and notes are summarized as follows:

                                           1997            1996
                                           ----            ----
Management fees                          $550,596        $448,184
Management Company bonuses                 25,234          21,007
Advertising commissions                    12,589           2,128

The Partnership has $23,865 and $19,412 at December 30, 1997 and December 31, 1996, respectively, due from HGO for contingent rentals paid by the Partnership for periods prior to the inception of Magic. In addition, the Partnership has certain other amounts due from affiliates which are on a noninterest bearing basis.

3.  LONG-TERM DEBT

Long-term debt consists of the following at December 30, 1997 and December 30, 1996:

                                                1997           1996
                                                ----           ----
Notes payable to Intrust Bank in Wichita,
 payable in monthly installments
 aggregating $29,724, including interest
 at the bank's base rate plus 1%
 (9.50% at December 30, 1997)
 adjusted monthly, due at various
 dates through 2002                      $ 1,537,497   $ 1,100,000

Notes payable to Franchise Mortgage
 Acceptance Company payable in monthly
 installments aggregating $72,055,
 including interest at fixed rates
 of 9.20% and 10.16%, due at various
 dates through August 2011                 4,738,300     4,970,983

Note payable to partner,
 payable in quarterly installments
 aggregating $30,415, including
 interest at a fixed rate of 8.0%,
 beginning June 15, 1998,
 due March 2003                              500,000       500,000

Other                                         18,637        20,662
                                           ---------     ---------
                                           6,794,434     6,591,645
Less current portion                       4,889,585     1,475,695
                                           ---------     ---------
                                          $1,904,849    $5,115,950
                                           =========     =========

All borrowings through Franchise Mortgage Acceptance (FMAC) are part of borrowing agreements which require that the Partnership maintain a fixed charge coverage ratio, as defined. The
Partnership has met all scheduled debt payments; however; it was not in compliance with the fixed charge coverage ratio required by the loan covenants under the borrowing agreement during and subsequent to the year ended December 30, 1997. Accordingly, the entire amount of these borrowings is reflected in the current portion of long-term debt.

Certain  borrowings through Franchise Mortgage Acceptance Company
(FMAC) are part of loans "pooled" together with other franchisees in good standing and approved restaurant concepts, as defined, and sold to the secondary market. The Partnership has provided to FMAC a limited, contingent guarantee equal to 15% of the original loan balance ($274,020 at December 30, 1997), referred to as the "Performance Guarantee Amount" (PGA). The
PGA is paid monthly and to the extent that the other loans in the "pool" are delinquent or in default, the amount of the PGA refund will be reduced proportionately. At December 30, 1997, certain loans within the Partnership's "pool" were in default. This resulted in the Partnership recording an expense $148,595, of which $7,604 was paid during 1997, representing the Partnership's total liability for these defaulted loans under the PGA. This liability is payable in monthly installments over the remaining term of the loan. The initial charge of $148,595 was included in interest expense in the accompanying statement of operations. The PGA remains in effect until the loans are discharged, prepaid, accelerated, or mature, as defined in the secured promissory note.

All borrowings are secured by substantially all land, buildings, and equipment of the Partnership. In addition, all borrowings, except for the FMAC loans are supported by the guarantee of the principal beneficial owner of the Partnership.

Future  annual  long-term debt maturities, exclusive  of  capital
lease commitments over the next five years are as follows:   1998
-  $4,889,585; 1999 - $742,161; 2000 - $374,732; 2001 - $410,801;
and 2002 - $259,392.

Cash paid for interest was $650,619 and $437,975 for the years ended December 30, 1997 and December 31, 1996, respectively.

4.  LEASES

The Partnership leases land and buildings for various restaurants under operating arrangements. Initial lease terms normally range from 5 to 20 years with renewal options generally available. The leases are net leases under which the Partnership pays the taxes, insurance, and maintenance costs, and they generally provide for both minimum rent payments and contingent rentals based on a percentage of sales in excess of specified amounts.

Total  minimum  and contingent rent expense under  all  operating lease agreements for the year ended December 30, 1997 and the  41 weeks ended December 31, 1996 were as follows:

                                            1997        1996
                                            ----        ----
Minimum rentals                           $758,842    $620,266
Contingent rentals                          88,439      59,348

Future minimum payments under noncancelable operating leases with an initial term of one year or more at December 30, 1997, are as follows:

     1998                                   $  643,361
     1999                                      570,537
     2000                                      442,584
     2001                                      419,641
     2002                                      355,593
     Thereafter                              1,803,694
                                             ---------
Total minimum payments                      $4,235,411
                                             =========

5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and fair values of the Partnership's financial instruments at December 30, 1997 and December 31, 1996 are as follows:

                     December 30, 1997          December 31, 1996
                    -------------------        ------------------
                    Carrying      Fair         Carrying     Fair
                     Value        Value         Value       Value
                     -----        -----         -----       -----
Cash and cash
 equivalents      $  242,741   $  242,741    $  594,026  $  594,026
Long-term debt     6,794,434    6,881,071     6,591,645   6,569,761

6.  INVESTMENTS

During 1997, the Partnership sold available-for-sale securities for $83,243 realizing a loss on the sale of these securities of $14,146. At December 31, 1996, these securities had a fair market value of $73,750 and unrealized losses of $23,639. Such unrealized losses were included as a separate component of partners' capital on the accompanying statement of partners' capital.

7.   GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 30, 1997 and 41 weeks ended December 31, 1996, the Partnership incurred losses of $1,685,288 and $834,718, respectively, and due to the default provision has classified the majority of its debt with FMAC as current for the year ended
December 30, 1997. These factors among others may indicate the Partnership will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. As described in Note 3, the Partnership was not in compliance with the required fixed charge coverage ratio as defined by the loan covenants under the borrowing agreement during and subsequent to the year ended December 30, 1997. As a result of the covenant violation, the Partnership has classified the borrowings under this borrowing agreement ($,4,597,311) as a current liability. The Partnership is current on all of its financing obligations. Management believes it has the resources for a successful restructuring of its debt on a long-term basis. Management believes that until the restructuring of its debt is completed, existing cash balances and anticipated cash receipts will be adequate to cover operating requirements including debt service of the Partnership. However, the Partnership's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meets its financing obligations on a timely basis, to obtain additional financing or refinancing as may be required, and ultimately to obtain profitability.