Form 10-Q
period 1998-03-31
AMERICAN RESTAURANT PARTNERS L P
filed 1998-05-14
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998      Commission file number 1-9606


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


                          YES [X]    NO [ ]





                   AMERICAN RESTAURANT PARTNERS, L.P.

                                  INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          March 31, 1998 and December 30, 1997                      1

          Consolidated Statements of Operations
          for the Three Periods Ended
          March 31, 1998 and April 1, 1997                          2

          Consolidated Statements of Cash Flows for
          the Three Periods Ended March 31, 1998
          and April 1, 1997                                         3

          Notes to Consolidated Condensed Financial Statements    4-6


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          7-10


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         11





                  AMERICAN RESTAURANT PARTNERS, L.P.

                CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Unaudited)


                                                      March 31,    December 30,
         ASSETS                                          1998          1997
--------------------------------                    -----------   ------------
Current assets:
 Cash and cash equivalents                          $   499,149   $   509,398
 Investments available for sale,
  at fair market value                                  144,001       195,751
 Accounts receivable                                     74,155        84,447
 Due from affiliates                                     77,938        67,918
 Notes receivable from
  affiliates - current portion                           73,243        72,387
 Inventories                                            275,216       311,516
 Prepaid expenses                                       223,833       245,177
                                                     ----------    ----------
    Total current assets                              1,367,535     1,486,594

Net property and equipment                           16,482,550    16,828,156

Other assets:
 Franchise rights, net                                  963,873     1,010,616
 Notes receivable from affiliates                        65,972        75,899
 Deposit with affiliate                                 350,000       350,000
 Investment in Oklahoma Magic, L.P.                   1,760,653     1,795,774
 Other                                                  693,052       679,106
                                                     ----------    ----------
                                                    $21,683,635   $22,226,145
                                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                                   $ 2,333,425   $ 3,042,151
 Due to affiliates                                      126,937        50,539
 Accrued payroll and other taxes                        382,480       385,016
 Accrued liabilities                                    769,035       784,661
 Current portion of long-term debt                      920,877    12,899,728
 Current portion of obligations
  under capital leases                                   37,501        36,492
                                                     ----------    ----------
    Total current liabilities                         4,570,255    17,198,587

 Other noncurrent liabilities                           403,007       204,337
 Long-term debt                                      19,178,655     7,105,615
 Obligations under capital leases                     1,609,267     1,608,356
 General Partners' interest
   in Operating Partnership                             119,358       120,702

 Partners' capital (deficiency):
   General Partners                                      (7,996)       (7,864)
   Limited Partners:
    Class A Income Preference                         5,596,043     5,623,790
    Classes B and C                                  (8,428,198)   (8,322,372)
   Cost in excess of carrying value
    of assets acquired                               (1,323,681)   (1,323,681)
   Unrealized gain (loss) in investment securities      (33,075)       18,675
                                                     ----------    ----------
   Total partners' deficiency                        (4,196,907)   (4,011,452)
                                                     ----------    ----------
                                                    $21,683,635   $22,226,145
                                                     ==========    ==========

                         See accompanying notes.




                  AMERICAN RESTAURANT PARTNERS, L.P.

                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                         Three Periods Ended
                                                         March 31,   April 1,
                                                            1998       1997
                                                        ---------- ----------

Net sales                                               $9,226,646 $9,619,205

Operating costs and expenses:
 Cost of sales                                           2,430,832  2,551,292
 Restaurant labor and benefits                           2,628,200  2,787,839
 Advertising                                               610,801    561,291
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                          1,714,790  1,875,165
 General and administrative:
  Management fees - related party                          641,918    669,449
  Other                                                    112,545    182,306
 Depreciation and amortization                             445,270    490,137
 Equity in loss of affiliate                                25,323     74,313
                                                         ---------  ---------
      Income from operations                               616,967    427,413

Interest income                                             (2,995)    (8,420)
Interest expense                                           553,188    562,533
                                                         ---------  ---------
Income (loss) before General Partners'
 interest in income (loss) of
 Operating Partnership                                      66,774   (126,700)

General Partners' interest in
 income (loss) of Operating Partnership                        668     (1,267)
                                                         ---------  ---------
Net income (loss)                                           66,106   (125,433)
                                                         =========  =========

Net income (loss) allocated to Partners:
 Class A Income Preference                                  13,489    (25,639)
 Class B                                                    19,789    (37,532)
 Class C                                                    32,828    (62,262)

Weighted average number of Partnership
 units outstanding during period:
 Class A Income Preference                                 813,840    815,309
 Class B                                                 1,193,952  1,193,512
 Class C                                                 1,980,647  1,979,913

Basic and diluted net income (loss)
 per Partnership interest                                     0.02      (0.03)

Distributions per Partnership interest                        0.05       0.11



                         See accompanying notes.






                  AMERICAN RESTAURANT PARTNERS, L.P.

                CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Unaudited)


                                                        Three Periods Ended
                                                       March 31,    April 1,
                                                         1998         1997
                                                      ----------   ----------
Cash flows from operating activities:
 Net income (loss)                                    $   66,105   $ (125,433)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating
  activities:
   Depreciation and amortization                         445,270      490,137
   Provision for deferred rent                             4,317        2,516
   Unit compensation expense                                   -       11,737
   Equity in loss of affiliate                            25,323       74,313
   (Gain)/Loss on disposition of assets                   (6,039)      11,624
   General Partners' interest in net
    income (loss) of Operating Partnership                   668       (1,267)
 Net change in operating assets and liabilities:
   Accounts receivable                                    10,292      (77,756)
   Due from affiliates                                    10,303       (2,181)
   Inventories                                            36,300        2,568
   Prepaid expenses                                       21,344      (25,832)
   Accounts payable                                     (708,726)     (89,056)
   Due to affiliates                                      76,398      (71,290)
   Accrued payroll and other taxes                        (2,536)    (253,434)
   Accrued liabilities                                   (15,626)    (180,289)
   Other, net                                            211,471      (49,390)
                                                       ---------    ---------
      Net cash provided by (used in)
        operating activities                             174,864     (283,033)

Cash flows from investing activities:
 Purchase of certificate of deposit                            -       (6,567)
 Additions to property and equipment                     (98,467)    (602,862)
 Proceeds from sale of property and equipment              9,996          200
 Purchase of franchise rights                                  -      (15,000)
 Collections of notes receivable from affiliates           9,071       18,850
                                                       ---------    ---------
      Net cash used in
        investing activities                             (79,400)    (605,379)

Cash flows from financing activities:
 Payments on long-term borrowings                       (405,811)  (3,899,672)
 Proceeds from long-term borrowings                      500,000    5,083,000
 Payments on capital lease obligations                    (8,754)        (936)
 Distributions to Partners                              (199,225)    (438,910)
 Proceeds from issuance of Class B and C units                 -       19,750
 Repurchase of units                                        (585)           -
 General Partners' distributions
  from Operating Partnerships                             (2,012)      (4,434)
 Other, net                                               10,674            -
                                                       ---------    ---------
      Net cash (used in) provided by
        financing activities                            (105,713)     758,798
                                                       ---------    ---------
      Net decrease in cash
       and cash equivalents                              (10,249)    (129,614)

Cash and cash equivalents at beginning of period         509,398      178,826
                                                       ---------    ---------
Cash and cash equivalents at end of period            $  499,149   $   49,212
                                                       =========    =========

                         See accompanying notes.






               AMERICAN RESTAURANT PARTNERS, L.P.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General
    -------

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, LLC, hereinafter collectively referred to as the Partnership, and have been prepared without audit. The Balance Sheet at December 30, 1997 has been derived from the Partnership's audited financial statements. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 30, 1997.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership historically has realized approximately 40% of its operating profits in periods six through nine (18 weeks).


2.  Distribution to Partners
    ------------------------

On April 1, 1998 the Partnership declared a distribution of $0.05 per unit to all unitholders of record as of April 13, 1998 payable on May 1, 1998. The distribution is not reflected in the March 31, 1998 consolidated condensed financial statements.


3.  Long-Term Debt
    --------------

On April 20, 1998, the Partnership refinanced all borrowings through Heller Financial Corporation, $4.2 million of borrowings through Intrust Bank, and $3.0 million of borrowings through Franchise Mortgage Acceptance Company (FMAC), with new promissory notes to FMAC totaling $10,200,000. The new notes are payable in monthly installments aggregating $102,306, including interest at a fixed rate of 8.81%, and mature in April 2013. Accordingly, the current portion of long-term debt has been classified to reflect the terms of the new agreements.


4.  Investment in Affiliate
    -----------------------

On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. ("Magic"), for $3.0 million in cash. Magic currently owns and operates twenty-seven Pizza Hut restaurants in Oklahoma. The Partnership accounts for its investment in Magic using the equity method of accounting. Unaudited condensed consolidated financial statements for Magic are as follows:

                                          March 31,     December 30,
                                            1998           1997
                                        -----------    ------------
Balance sheet:
  Current assets                        $   573,225    $   543,764
  Noncurrent assets                       9,879,210      9,946,529
                                         ----------     ----------
                                        $10,452,435    $10,490,293
                                         ==========     ==========

  Current liabilities                   $ 6,734,345    $ 6,608,680
  Noncurrent liabilities                  2,153,065      2,260,317
                                         ----------     ----------
  Partners' equity                        1,565,025      1,621,296
                                         ----------     ----------
                                        $10,452,435    $10,490,293
                                         ==========     ==========

                                            Three Periods Ended
                                          March 31,      April 1,
                                            1998           1997
                                        -----------   -----------
Statement of Operations:
  Revenues                              $ 3,821,164   $ 3,918,425
  Cost of sales                           1,022,533     1,046,243
  Operating expenses                      2,690,878     2,873,062
                                         ----------    ----------
  Income (loss) from operations             107,753          (880)
  Other expense (principally interest)      164,024       164,261
                                         ----------    -----------
  Net loss                              $   (56,271)  $  (165,141)
                                         ==========    ==========

In November 1996 Magic notified Hospitality Group of Oklahoma, Inc.
(HGO), the former owners of the Oklahoma restaurants, that it was seeking to terminate HGO's interest in Magic pursuant to the terms of the Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleges that HGO contacted and offered employment to a significant number of the management employees of Magic. Magic has also alleged that HGO made certain misrepresentations at the formation of Magic. HGO has denied that such franchise violations have occurred and that it made any misrepresentations at the formation of Magic. HGO has asserted that it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of the operations. HGO is seeking recision of the purchase and contribution of the restaurants or in the alternative compensatory and punitive damages. The matter has been submitted to arbitration; however, the parties continue to seek to resolve the disagreement through negotiation. If Magic prevails, the interest of HGO in Magic will be purchased by Magic and the interest of the Partnership will likely increase from 45% to 60%. The amount of damages sought by HGO has not been enumerated.


5.  Recently Issued Accounting Standards
    ------------------------------------

As of December 31, 1997, the Partnership adopted Financial Accounting Standards (FAS) Number 130, "Reporting Comprehensive Income". FAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Partnership's net income or partners' equity. In addition, the Partnership has no components of other comprehensive income in any period presented.




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
As of March 31, 1998, the Partnership operated 53 traditional Pizza Hut red roof restaurants, five delivery/carryout units and three dualbrand locations, and one convenience store location.

Quarter Ended March 31, 1998 Compared to Quarter Ended
------------------------------------------------------
April 1, 1997
-------------

NET SALES. Net sales for the quarter ended March 31, 1998 decreased $393,000 from $9,619,000 to $9,227,000, a 4.1% decrease from the first quarter of 1997. This decrease was entirely attributable to restaurants closed in 1997 as comparable restaurant sales increased 0.4%.

INCOME FROM OPERATIONS. Income from operations increased $190,000 from $427,000 to $617,000, a 44.3% increase over the first quarter of 1997. As a percentage of net sales, income from operations increased from 4.4% for the quarter ended April 1, 1997 to 6.7% for the quarter ended March 31, 1998. Cost of sales decreased as a percentage of net sales from 26.5% for the quarter ended April 1, 1997 to 26.3% for the quarter ended March 31, 1998. Labor and benefits expense decreased as a percentage of net sales from 29.0% in 1997 to 28.5% in 1998 despite the minimum wage increase that took effect September 1, 1997. These margin improvements are the result of diligent, continuous follow-up and focus on effeciencies in the restaurants. Advertising increased as a percentage of net sales from 5.8% in 1997 to 6.6% in 1998. Operating expenses decreased from 19.5% of net sales in 1997 to 18.6% of net sales in 1998 primarily attributable to the reduction of fixed costs through restaurant closings and consolidations during the last half of 1997. General and administrative expenses decreased from 8.9% of net sales in 1997 to 8.2% of net sales in 1998 due to a decrease in bonuses paid. Depreciation and amortization expense decreased from 5.1% of net sales in 1997 to 4.8% of net sales in 1998 primarily due to restaurant closings and consolidations during the fourth quarter of 1997. Equity in loss of affiliate amounted to 0.3% of net sales in 1998 compared to 0.8% of net sales in 1997.

NET EARNINGS. Net earnings increased $192,000 to a net income of $66,000 for the quarter ended March 31, 1998 compared to a net loss of $125,000 for the quarter ended April 1, 1997. This increase is attributable to the increase in income from operations noted above.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 31, 1998 the Partnership had a working capital deficiency of $3,203,000 compared to a working capital deficiency of $15,712,000 at December 30, 1997. The decrease in working capital deficiency is primarily a result of an $11,979,000 decrease in current portion of long-term debt. At December 30, 1997, the entire amount of outstanding notes payable to Heller Financial Corporation and FMAC were classified as a current liability because the Partnership was in default of the fixed charge ratio covenant. There have been no defaults in making scheduled payments of either principal or interest. On April 20, 1998, the Partnership refinanced with new promissory notes to FMAC the notes with Heller Financial Corporation, $4.2 million of notes with Intrust Bank, and $3.0 million of notes with FMAC over 15 years at an interest rate of 8.81%. Accordingly, the current portion of long-term debt has been classified to reflect the terms of the new notes bringing the Partnership into compliance with the fixed charge ratio. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes that net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES. For the quarter ended March 31, 1998, net cash provided by operating activities amounted to $175,000 compared to net cash used in operating activities of $283,000 for the quarter ended April 1, 1997. This increase is primarily the result of the increase in net earnings along with an increase in other noncurrent liabilities.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the quarter ended March 31, 1998 were $98,000 for replacement of equipment in existing restaurants.

FINANCING ACTIVITIES. Cash distributions declared during the quarter ended March 31, 1998 were $199,000 amounting to $0.05 per unit as compared to $439,000, or $0.11 per unit, during the first quarter of 1997. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the three periods ended March 31, 1998, the Partnership's proceeds from borrowings amounted to $500,000 used primarily to replenish operating capital. The Partnership does not plan to open any new restaurants during 1998. Management anticipates spending an additional $397,000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

Management believes that the declining trend in same store sales experienced over the last two years has reversed itself with the slight increase in first quarter. Management will continue to focus on controllable items such as labor and food costs to build on the improvements realized this quarter. The refinancing completed in April 1998 will lower the Partnership's annual debt service by approximately $800,000. As a result of these items, the Partnership should experience a significant improvement in cash flow after debt service in 1998.

OTHER MATTERS
-------------

In November 1996 Magic notified Hospitality Group of Oklahoma, Inc.
(HGO), the former owners of the Oklahoma restaurants, that it is seeking to terminate HGO's interest in Magic pursuant to the terms of the Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleges that HGO contacted and offered employment to a significant number of the management employees of Magic. Magic has also alleged that HGO made certain misrepresentations at the formation of Magic. HGO has denied that such franchise violations have occurred and that it made any misrepresentations at the formation of Magic. HGO has asserted that it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of the operations. HGO is seeking recision of the purchase and contribution of the restaurants or in the alternative compensatory and punitive damages. The matter has been submitted to arbitration; however, the parties continue to seek to resolve the disagreement through negotiation. If Magic prevails, the interest of HGO in Magic will be purchased by Magic and the interest of the Partnership will likely increase from 45% to 60%. The amount of damages sought by HGO has not been enumerated.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:  5/13/98           By:   /s/Hal W. McCoy
      --------                 -------------------
                               Hal W. McCoy
                               President and Chief Executive Officer



Date:  5/13/98           By:   /s/Terry Freund
      --------                 --------------------
                               Terry Freund
                               Chief Financial Officer