Form 10-Q
period 1998-06-30
AMERICAN RESTAURANT PARTNERS L P
filed 1998-08-14
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998        Commission file number 1-9606


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


                        YES [X]    NO [ ]



                 AMERICAN RESTAURANT PARTNERS, L.P.

                              INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          June 30, 1998 and December 30, 1997                       1

          Consolidated Statements of Operations
          for the Three and Six Periods Ended
          June 30, 1998 and July 1, 1997                            2

          Consolidated Statements of Cash Flows for
          the Six Periods Ended June 30, 1998
          and July 1, 1997                                          3

          Notes to Consolidated Condensed Financial Statements    4-6


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          7-11


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         12




                     AMERICAN RESTAURANT PARTNERS, L.P.

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Unaudited)


                                                      June 30,    December 30,
      ASSETS                                            1998          1997
--------------------------------                    -----------   -----------

Current assets:
 Cash and cash equivalents                          $ 1,685,236   $   509,398
 Investments available for sale,
  at fair market value                                  112,501       195,751
 Accounts receivable                                     86,256        84,447
 Due from affiliates                                     89,569        67,918
 Notes receivable from
  affiliates - current portion                           74,060        72,387
 Inventories                                            263,166       311,516
 Prepaid expenses                                       167,237       245,177
                                                     ----------    ----------
    Total current assets                              2,478,025     1,486,594

Net property and equipment                           16,289,295    16,828,156

Other assets:
 Franchise rights, net                                  939,139     1,010,616
 Notes receivable from affiliates                        56,519        75,899
 Deposit with affiliate                                 350,000       350,000
 Investment in Oklahoma Magic, L.P.                   1,761,802     1,795,774
 Other                                                  773,387       679,106
                                                     ----------    ----------
                                                    $22,648,167   $22,226,145
                                                     ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------

Current liabilities:
 Accounts payable                                   $ 1,529,929   $ 3,042,151
 Due to affiliates                                       82,197        50,539
 Accrued payroll and other taxes                        483,724       385,016
 Accrued liabilities                                    805,933       784,661
 Current portion of long-term debt                    2,005,317    12,899,728
 Current portion of obligations
  under capital leases                                   41,091        36,492
                                                     ----------    ----------
    Total current liabilities                         4,948,191    17,198,587

 Other noncurrent liabilities                           341,895       204,337
 Long-term debt                                      18,970,917     7,105,615
 Obligations under capital leases                     1,624,927     1,608,356
 General Partners' interest
   in Operating Partnership                             128,076       120,702

 Partners' capital (deficiency):
   General Partners                                      (7,142)       (7,864)
   Limited Partners:
    Class A Income Preference                         5,771,596     5,623,790
    Classes B and C                                  (7,742,037)   (8,322,372)
   Cost in excess of carrying value
    of assets acquired                               (1,323,681)   (1,323,681)
 Unrealized gain (loss) in investment securities        (64,575)       18,675
                                                     ----------    ----------
   Total partners' deficiency                        (3,365,839)   (4,011,452)
                                                     ----------    ----------
                                                    $22,648,167   $22,226,145
                                                     ==========    ==========

                          See accompanying notes.



                                  AMERICAN RESTAURANT PARTNERS, L.P.

                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                               Three Periods Ended            Six Periods Ended
                                               June 30,     July 1,          June 30,      July 1,
                                                1998         1997             1998          1997
                                              ----------   ----------       ----------   ----------
Net sales                                    $ 9,461,329  $10,003,638      $18,687,975  $19,622,843

Operating costs and expenses:
 Cost of sales                                 2,325,864    2,749,859        4,756,696    5,301,151
 Restaurant labor and benefits                 2,650,274    2,799,367        5,278,474    5,587,206
 Advertising                                     621,964      676,505        1,232,765    1,237,796
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                1,698,582    1,957,244        3,413,372    3,832,413
 General and administrative:
  Management fees - related party                659,213      695,424        1,301,131    1,364,873
  Other                                          146,452      122,777          258,997      305,083
 Depreciation and amortization                   514,898      494,129          960,168      984,266
 Equity in (income)/loss of affiliate            (10,947)      95,692           14,376      170,005
                                              ----------   ----------       ----------   ----------
      Income from operations                     855,029      412,641        1,471,996      840,050

Interest income                                   (2,768)      (4,462)          (5,763)     (12,882)
Interest expense                                 660,197      537,448        1,213,385    1,099,981
Gain on life insurance settlement               (875,533)           -         (875,533)           -
                                              ----------   ----------       ----------   ----------
Income (loss) before General Partners'
 interest in income (loss) of
 Operating Partnership                         1,073,133     (120,345)       1,139,907     (247,049)

General Partners' interest in
 income (loss) of Operating Partnership           10,731       (1,203)          11,399       (2,470)
                                              ----------   ----------       ----------   ----------
Net income (loss)                            $ 1,062,402  $  (119,142)     $ 1,128,508  $  (244,579)
                                              ==========   ==========       ==========   ==========

Net income (loss) allocated to Partners:
 Class A Income Preference                   $   216,783  $   (24,321)     $   230,272  $   (49,959)
 Class B                                     $   318,035  $   (35,662)     $   337,823  $   (73,195)
 Class C                                     $   527,584  $   (59,159)     $   560,413  $  (121,425)

Weighted average number of Partnership
 units outstanding during period:
 Class A Income Preference                       813,840      815,309          813,840      815,309
 Class B                                       1,193,852    1,195,499        1,193,852    1,194,505
 Class C                                       1,976,807    1,983,225        1,976,807    1,981,569

Basic and diluted net income (loss)
 per Partnership interest                    $      0.27  $     (0.03)     $      0.28  $     (0.06)

Distributions per Partnership interest       $      0.05  $      0.11      $      0.10  $      0.22




                                         See accompanying notes.








                     AMERICAN RESTAURANT PARTNERS, L.P.

                   CONSOLIDATED STATEMENTS OF CASH FLOW
                               (Unaudited)



                                                       June 30,       July 1,
                                                         1998          1997
                                                      ---------      --------
Cash flows from operating activities:
 Net income (loss)                                  $ 1,128,508    $ (244,579)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization                        960,168       984,266
   Provision for deferred rent                            8,184         5,033
   Unit compensation expense                                  -        11,737
   Equity in loss of affiliate                           14,376       170,005
   (Gain) loss on disposition of assets                  (5,331)       18,222
   Gain on insurance settlement                        (875,533)            -
   General Partners' interest in net
    income (loss) of Operating Partnership               11,399        (2,470)
 Net change in operating assets and liabilities:
   Accounts receivable                                   (1,809)      (31,693)
   Due from affiliates                                   (1,328)      (23,866)
   Inventories                                           48,350        40,697
   Prepaid expenses                                      77,940           914
   Accounts payable                                  (1,512,222)      346,443
   Due to affiliates                                     31,658        98,874
   Accrued payroll and other taxes                       98,708      (248,163)
   Accrued liabilities                                   21,272      (141,836)
   Other, net                                          (165,245)      (76,960)
                                                     ----------    ----------
      Net cash (used in) provided by
        operating activities                           (160,905)      906,624

Cash flows from investing activities:
 Purchase of certificate of deposit                           -        (6,567)
 Redemption of certificate of deposit                         -       110,202
 Additions to property and equipment                   (325,554)   (1,208,840)
 Proceeds from sale of property and equipment            16,452           701
 Purchase of franchise rights                                 -       (15,000)
 Collections of notes receivable from affiliates         17,707        44,456
                                                     ----------    ----------
      Net cash used in
        investing activities                           (291,395)   (1,075,048)

Cash flows from financing activities:
 Payments on long-term borrowings                    (9,729,109)     (655,798)
 Proceeds from long-term borrowings                  10,700,000     1,743,180
 Proceeds from insurance settlement                   1,039,747             -
 Payments on capital lease obligations                  (17,748)       (7,130)
 Distributions to Partners                             (398,493)     (877,821)
 Proceeds from issuance of Class B and C units                -        53,250
 General Partners' distributions
  from Operating Partnerships                            (4,025)       (8,867)
 Other, net                                              37,766             -
                                                     ----------    ----------
      Net cash provided by
        financing activities                          1,628,138       246,814
                                                     ----------    ----------
      Net increase in
       cash and cash equivalents                      1,175,838        78,390

Cash and cash equivalents at beginning of period        509,398       178,826
                                                     ----------    ----------
Cash and cash equivalents at end of period          $ 1,685,236   $   257,216
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


2.  Distribution to Partners
    ------------------------

On July 1, 1998, the Partnership declared a distribution of $0.10 per unit to all unitholders of record as of July 13, 1998, payable on July 31, 1998. The distribution is not reflected in the June 30, 1998 consolidated condensed financial statements.


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

                                          June 30,    December 30,
                                            1998          1997
                                         ----------    -----------
Balance sheet:
  Current assets                        $   639,792    $   543,764
  Noncurrent assets                       9,788,848      9,946,529
                                         ----------     ----------
                                        $10,428,640    $10,490,293
                                         ==========     ==========

  Current liabilities                   $ 6,640,675    $ 6,608,680
  Noncurrent liabilities                  2,198,615      2,260,317
  Partners' equity                        1,589,350      1,621,296
                                         ----------     ----------
                                        $10,428,640    $10,490,293
                                         ==========     ==========


                                             Six Periods Ended
                                           June 30,       July 1,
                                            1998           1997
                                        -----------   ------------
Statement of Operations:
  Revenues                              $ 7,705,222    $ 7,832,363
  Cost of sales                           1,962,228      2,136,285
  Operating expenses                      5,449,372      5,790,417
                                         ----------     ----------
  Income (loss) from operations             293,622        (94,339)
  Other expense (principally interest)      325,568        283,446
                                         ----------     ----------
  Net loss                              $   (31,946)   $  (377,785)
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

The  matter was settled on August 11, 1998 with Magic paying HGO  a
Section 736(a) guaranteed payment for the time period between November 11, 1996 through the settlement date. In addition, Magic purchased HGO's interest in Magic for $205,000 consisting of cash of $105,000 and a $100,000 note at 8% interest for five years, payable quarterly. Magic also paid the two stockholders of HGO the sum of $240,000 for a noncompete agreement prohibiting them from engaging in the pizza business for the next 60 months in any market that Magic operated in as of May 11, 1998. Upon completion of the settlement, the interest of the Partnership in Magic increased from 45% to 60% which will require Magic to be consolidated with the Partnership's consolidated financial statements in the future.


4.  Recently Issued Accounting Standards
    ------------------------------------

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


5.  Life Insurance Settlement
    -------------------------

During the quarter ended June 30, 1998 the Partnership collected on a life insurance policy purchased in 1993 on one of its original investors. This investor owned approximately 438,600 Class B and C units. The policy was purchased with the intent of providing the Partnership a means of repurchasing his units upon his death if his heirs so desired. The investor died in May of this year. The Partnership is currently in negotiations with the heirs to purchase the units.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of June 30, 1998, the Partnership operated 53 traditional Pizza Hut red roof restaurants, five delivery/carryout units and three dualbrand locations.

Three Periods Ended June 30, 1998 Compared to Three Periods
-----------------------------------------------------------
Ended July 1, 1997
------------------

NET SALES. Net sales for the three periods ended June 30, 1998 decreased $542,000 from $10,004,000 to $9,461,000, a 5.4% decrease from the same three periods of 1997. This decrease was almost entirely attributable to restaurants closed in 1997 as comparable restaurant sales decreased only 0.2%.

INCOME FROM OPERATIONS. Income from operations increased $442,000 from $413,000 to $855,000, a 107.2% increase over the three periods ended July 1, 1997. As a percentage of net sales, income from operations increased from 4.1% for the three periods ended July 1, 1997 to 9.0% for the three periods ended June 30, 1998. Cost of sales decreased as a percentage of net sales from 27.5% in 1997 to 24.6% in 1998. Labor and benefits expense remained at 28% of net sales for both years despite the minimum wage increase that took effect September 1, 1997. These margin improvements are the result of continued diligent follow-up and focus on efficiencies in the restaurants. Advertising decreased as a percentage of net sales from 6.8% in 1997 to 6.6% in 1998. Operating expenses decreased from 19.6% of net sales in 1997 to 18.0% of net sales in 1998 primarily attributable to the reduction of fixed costs through restaurant closings and consolidations during the last half of
1997. General and administrative expenses increased from 8.2% of net sales in 1997 to 8.5% of net sales in 1998. Depreciation and amortization expense increased from 4.9% of net sales in 1997 to 5.4% of net sales in 1998 due to the amortization of financing costs. Equity in earnings of affiliate amounted to income of 0.1% of net sales in 1998 compared to a loss amounting to 1.0% of net sales in 1997.

NET EARNINGS. Net earnings increased $1,181,000 to net income of $1,062,000 for the quarter ended June 30, 1998 compared to a net loss of $119,000 for the quarter ended July 1, 1997. A gain on life insurance settlement of $876,000 is included in the 1998 net income. The remaining increase in net earnings is attributable to the increase in income from operations noted above net of a $123,000 increase in interest expense.


Six Periods Ended June 30, 1998 Compared to Six Periods
-------------------------------------------------------
Ended July 1, 1997
------------------

NET SALES. Net sales for the six periods ended June 30, 1998 decreased $935,000 from $19,623,000 to $18,688,000, a 4.8% decrease from the first six periods of 1997. This decrease was entirely attributable to restaurants closed in 1997 as comparable restaurant sales increased 0.1%.

INCOME FROM OPERATIONS. Income from operations increased $632,000 from $840,000 to $1,472,000, a 75.2% increase over the first six periods of 1997. As a percentage of net sales, income from operations increased from 4.3% for the six periods ended July 1, 1997 to 7.9% for the quarter ended June 30, 1998. Cost of sales decreased as a percentage of net sales from 27.0% for the first six periods of 1997 to 25.5% for the first six periods of 1998. Labor and benefits expense decreased as a percentage of net sales from 28.5% in 1997 to 28.2% in 1998 despite the minimum wage increase that took effect September 1, 1997. These margin improvements are the result of continued diligent follow-up and focus on efficiencies in the restaurants. Advertising increased as a percentage of net sales from 6.3% in 1997 to 6.6% in 1998. Operating expenses decreased from 19.5% of net sales in 1997 to 18.3% of net sales in 1998 primarily attributable to the reduction of fixed costs through restaurant closings and consolidations during the last half of 1997. General and administrative expenses decreased from 8.5% of net sales in 1997 to 8.3% of net sales in 1998. Depreciation and amortization expense increased from 5.0% of net sales in 1997 to 5.1% of net sales in 1998. This increase was primarily due to the amortization of financing costs which was partially offset by a decrease in depreciation due to restaurant closings and consolidations during the fourth quarter of 1997. Equity in earnings of affiliate amounted to 0.1% of net sales in 1998 compared to 0.9% of net sales in 1997.

NET EARNINGS. Net earnings increased $1,374,000 to net income of $1,129,000 for the six periods ended June 30, 1998 compared to a net loss of $245,000 for the six periods ended July 1, 1997. A gain on life insurance settlement of $876,000 is included in the
1998 net income. The remaining increase is attributable to the increase in income from operations noted above net of a $113,000 increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 30, 1998 the Partnership had a working capital deficiency of $2,470,000 compared to a working capital deficiency of $15,712,000 at December 30, 1997. The decrease in working capital deficiency is primarily a result of a $10,894,000 decrease in current portion of long-term debt. At December 30, 1997, the entire amount of outstanding notes payable to Heller Financial Corporation and FMAC were classified as a current liability because the Partnership was in default of the fixed charge ratio covenant. There have been no defaults in making scheduled payments of either principal or interest. On April 20, 1998, the Partnership refinanced with new promissory notes to FMAC the notes with Heller Financial Corporation, $4.2 million of notes with Intrust Bank, and $3.0 million of notes with FMAC over 15 years at an interest rate of 8.81% bringing the Partnership into compliance with the fixed charge ratio. The write-off of unamortized loan cost related to this refinancing was not material. The remaining decrease in working capital deficiency is a result of an increase in cash and a decrease in accounts payable. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes that net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES. For the six periods ended June 30, 1998, net cash used in operating activities amounted to $161,000 compared to net cash provided by operating activities of $907,000 for the six periods ended July 1, 1997. This decrease is primarily the result of a decrease in accounts payable of $1,512,000.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the six periods ended June 30, 1998 were $326,000 for replacement of equipment in existing restaurants.

FINANCING ACTIVITIES. Cash distributions declared during the six periods ended June 30, 1998 were $398,000 amounting to $0.10 per unit as compared to $878,000, or $0.22 per unit, during the first six periods of 1997. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the six periods ended June 30, 1998, the Partnership's proceeds from borrowings amounted to $10,700,000 of which $9,633,000 was obtained to refinance existing debt and $1,067,000 was used primarily to replenish operating capital. The Partnership plans to open one new restaurant during 1998. Management anticipates spending $211,000 for recurring replacement of equipment in existing restaurants during the remainder of the year. These expenditures will be partially financed from net cash provided by operating activities and management believes that the Partnership has the ability to obtain financing as needed. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

The increase in operating income for the second quarter was primarily due to the continuing improvement in restaurant margins, and an increase in the Partnership's share of earnings of an affiliate which owns 27 Pizza Hut restaurants in the Oklahoma City area. Magic, the Oklahoma affiliate of which the Partnership owns 45%, had net earnings of $24,000 for the second quarter of 1998 which was an increase of $239,000 from the $215,000 loss it sustained in the second quarter of last year. Magic's comparable restaurant sales increased 15.0% from the second quarter of 1997. In addition, Magic's restaurant margins have also improved from a year ago. A significant part of the improvement in restaurant margins for the Partnership and its affiliate was in cost of sales. Cheese costs have dramatically increased in July and will have a negative impact on margins in the third quarter of 1998. Based on projections from the Partnership's major supplier, cheese costs should decline in the fourth quarter of 1998.

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

The  matter was settled on August 11, 1998 with Magic paying HGO  a
Section 736(a) guaranteed payment for the time period between November 11, 1996 through the settlement date. In addition, Magic purchased HGO's interest in Magic for $205,000 consisting of cash of $105,000 and a $100,000 note at 8% interest for five years, payable quarterly. Magic also paid the two stockholders of HGO the sum of $240,000 for a noncompete agreement prohibiting them from engaging in the pizza business for the next 60 months in any market that Magic operated in as of May 11, 1998. Upon completion of the settlement, the interest of the Partnership in Magic increased from 45% to 60% which will require Magic to be consolidated with the Partnership's consolidated financial statements in the future.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date: 8/14/98            By:  /s/Hal W. McCoy
      -------                 --------------------
                              Hal W. McCoy
                              President and Chief Executive Officer



Date: 8/14/98            By:  /s/Terry Freund
      -------                 -------------------
                              Terry Freund
                              Chief Financial Officer