Form 10-Q
period 1998-09-29
AMERICAN RESTAURANT PARTNERS L P
filed 1998-11-13
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 29, 1998  Commission file number 1-9606


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


                        YES [X]    NO [ ]





                 AMERICAN RESTAURANT PARTNERS, L.P.

                                INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          September 29, 1998 and December 30, 1997                  1

          Consolidated Condensed Statements of
          Operations for the Three and Nine Periods Ended
          September 29, 1998 and September 30, 1997                 2

          Consolidated Condensed Statements of Cash Flows
          for the Nine Periods Ended September 29, 1998
          and September 30, 1997                                    3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          6-13


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         14





                       AMERICAN RESTAURANT PARTNERS, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                    September 29, December 30,
         ASSETS                                         1998          1997
------------------------------                      ------------  -----------
Current assets:
 Cash and cash equivalents                          $   983,996   $   509,398
 Investments available for sale,
  at fair market value                                   77,635       195,751
 Accounts receivable                                    155,290        84,447
 Due from affiliates                                    354,369        67,918
 Notes receivable from
  affiliates - current portion                           70,261        72,387
 Inventories                                            376,038       311,516
 Prepaid expenses                                       328,101       245,177
                                                     ----------    ----------
    Total current assets                              2,345,690     1,486,594

Net property and equipment                           21,022,421    16,828,156

Other assets:
 Franchise rights, net                                5,847,664     1,010,616
 Notes receivable from affiliates                        51,486        75,899
 Deposit with affiliate                                 423,865       350,000
 Investment in Oklahoma Magic, L.P.                           -     1,795,774
 Goodwill                                             1,104,683             -
 Other                                                1,498,750       679,106
                                                     ----------    ----------
                                                    $32,294,559   $22,226,145
                                                     ==========    ==========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                                   $ 2,467,875   $ 3,042,151
 Due to affiliates                                       65,306        50,539
 Accrued payroll and other taxes                        499,365       385,016
 Accrued liabilities                                  1,287,667       784,661
 Current portion of long-term debt                    8,610,543    12,899,728
 Current portion of obligations
  under capital leases                                   46,127        36,492
                                                     ----------    ----------
    Total current liabilities                        12,976,883    17,198,587

 Other noncurrent liabilities                           487,848       204,337
 Long-term debt                                      20,081,428     7,105,615
 Obligations under capital leases                     1,638,895     1,608,356
 Minority Interest in Oklahome Magic, L.P.              682,094             -
 General Partners' interest
   in Operating Partnership                             125,198       120,702

 Partners' capital (deficiency):
   General Partners                                      (7,423)       (7,864)
   Limited Partners:
    Class A Income Preference                         5,713,348     5,623,790
    Classes B and C                                  (7,980,590)   (8,322,372)
   Cost in excess of carrying value
    of assets acquired                               (1,323,681)   (1,323,681)
 Unrealized gain (loss) in investment securities        (99,441)       18,675
                                                     ----------    ----------
   Total partners' deficiency                        (3,697,787)   (4,011,452)
                                                     ----------    ----------
                                                    $32,294,559   $22,226,145
                                                     ==========    ==========

                              See accompanying notes.



                                 AMERICAN RESTAURANT PARTNERS, L.P.

                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                             September 29, September 30,   September 29, September 30,
                                                 1998         1997             1998         1997
                                             ------------  ------------    ------------  ------------
Net sales                                    $11,258,419   $ 9,929,607     $29,946,394   $29,552,450

Operating costs and expenses:
 Cost of sales                                 3,000,169     2,687,142       7,756,865     7,988,293
 Restaurant labor and benefits                 3,128,660     2,773,287       8,407,134     8,360,493
 Advertising                                     732,676       636,154       1,965,441     1,873,950
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                2,193,784     1,999,478       5,607,156     5,831,891
 General and administrative:
  Management fees - related party                746,555       690,102       2,047,686     2,054,975
  Other                                          194,473       109,309         453,470       414,392
 Depreciation and amortization                   523,609       510,518       1,483,777     1,494,784
 Equity in (income)/loss of affiliate             (7,126)      154,566           7,250       324,571
                                              ----------    ----------      ----------    ----------
      Income from operations                     745,619       369,051       2,217,615     1,209,101

Interest income                                  (11,912)       (4,776)        (17,675)      (17,658)
Interest expense                                 657,084       556,070       1,870,469     1,656,051
Gain on life insurance settlement                      -             -        (875,533)            -
                                              ----------    ----------      ----------    ----------
Income (loss) before General Partners'
 interest in income (loss) of
 Operating Partnership                           100,447      (182,243)      1,240,354      (429,292)

General Partners' interest in
 income (loss) of Operating Partnership            1,004        (1,822)         12,404        (4,293)
                                              ----------    ----------      ----------    ----------
Net income (loss)                            $    99,443   $  (180,421)    $ 1,227,950   $  (424,999)
                                              ==========    ==========      ==========    ==========

Net income (loss) allocated to Partners:
 Class A Income Preference                   $    20,301   $   (36,812)    $   250,604   $   (86,781)
 Class B                                     $    29,765   $   (54,011)    $   367,575   $  (127,202)
 Class C                                     $    49,377   $   (89,598)    $   609,771   $  (211,016)

Weighted average number of Partnership
 units outstanding during period:
 Class A Income Preference                   $   813,840   $   815,309     $   813,840   $   815,309
 Class B                                     $ 1,193,214   $ 1,196,202     $ 1,193,706   $ 1,195,071
 Class C                                     $ 1,979,418   $ 1,984,397     $ 1,980,237   $ 1,982,512

Basic and diluted net income (loss)
 per Partnership interest                    $      0.02   $     (0.05)    $      0.31   $     (0.11)

Distributions per Partnership interest       $      0.10   $      0.05     $      0.20   $      0.27

                                        See accompanying notes.



                     AMERICAN RESTAURANT PARTNERS, L.P.

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                (Unaudited)



                                                    September 29,  September 30,
                                                       1998            1997
                                                    ------------   ------------
Cash flows from operating activities:
 Net income (loss)                                  $ 1,227,950   $  (424,999)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                      1,483,777     1,494,784
   Deferred rent                                          8,184         7,550
   Unit compensation expense                                  -        11,737
   Equity in loss of affiliate                            7,250       324,572
   (Gain) Loss on disposition of assets                 (11,961)       18,652
   Gain on insurance settlement                        (875,533)            -
   General Partners' interest in net
    income (loss) of Operating Partnership               12,404        (4,293)
 Net change in operating assets and liabilities:
   Accounts receivable                                  (11,735)       27,830
   Due from affiliates                                    4,852       (47,122)
   Inventories                                           38,890        57,728
   Prepaid expenses                                     163,468       (31,950)
   Accounts payable                                  (1,559,326)       58,704
   Due to affiliates                                     12,290       (50,713)
   Accrued payroll and other taxes                      111,919      (124,437)
   Accrued liabilities                                   49,802      (131,741)
   Other, net                                          (212,106)     (106,382)
                                                     ----------    ----------
      Net cash provided by
        operating activities                            450,125     1,079,920

Cash flows from investing activities:
 Purchase of certificate of deposit                           -        (6,567)
 Redemption of certificate of deposit                         -       160,202
 Investment in affiliate                               (390,000)            -
 Additions to property and equipment                 (1,664,520)   (1,372,917)
 Proceeds from sale of property and equipment            17,408           701
 Purchase of franchise rights                                 -       (15,000)
 Collections of notes receivable from affiliates         26,539        65,361
                                                     ----------    ----------
      Net cash used in
        investing activities                         (2,010,573)   (1,168,220)

Cash flows from financing activities:
 Payments on long-term borrowings                   (10,035,943)   (1,070,317)
 Proceeds from long-term borrowings                  12,094,950     2,069,000
 Proceeds from insurance settlement                   1,039,747             -
 Payments on capital lease obligations                  (21,988)      (13,550)
 Due from affiliate                                    (285,600)            -
 Distributions to Partners                             (796,963)   (1,077,417)
 Proceeds from issuance of Class B and C units                -        57,000
 Repurchase of units                                    (13,269)            -
 General Partners' distributions
  from Operating Partnerships                            (8,050)      (10,883)
 Other, net                                              62,162             -
                                                     ----------    ----------
      Net cash provided by (used in)
        financing activities                          2,035,046       (46,167)
                                                     ----------    ----------
      Net increase (decrease) in
       cash and cash equivalents                        474,598      (134,467)

Cash and cash equivalents at beginning of period        509,398       178,826
                                                     ----------    ----------
Cash and cash equivalents at end of period          $   983,996   $    44,359
                                                     ==========    ==========

                              See accompanying notes.





                AMERICAN RESTAURANT PARTNERS, L.P.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  General
-----------

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, LLC, hereinafter collectively referred to as the Partnership. Effective August 26, 1998, the Partnership's interest in Oklahoma Magic, L.P. (Magic) increased to 60% from 45% in connection with Magic's purchase of a 25% interest from a former limited partner (see Note 3). Accordingly, the Partnership began consolidating the accounts of Magic from that date. All significant intercompany balances and transactions have been eliminated. The financial statements have been prepared without audit. The Balance Sheet at December 30, 1997 has been derived from the Partnership's audited financial statements. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 30, 1997.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership historically has realized approximately 40% of its operating profits in periods six through nine (18 weeks).


2.  Distribution to Partners
----------------------------

On October 2, 1998, the Partnership declared a distribution of $0.10 per unit to all unitholders of record as of October 12, 1998, payable on October 30, 1998. The distribution is not reflected in the September 29, 1998 consolidated condensed financial statements.


3.  Investment in Affiliate
---------------------------

On March 13, 1996, the Partnership purchased a 45% interest in Magic, a newly formed limited partnership, for $3.0 million in cash. Magic owns and operates twenty-seven Pizza Hut restaurants in Oklahoma. In November 1996 Magic notified Hospitality Group of Oklahoma, Inc.
(HGO), the former owners of the Oklahoma restaurants, that it was seeking to terminate HGO's interest in Magic pursuant to the terms of the Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleged HGO contacted and offered employment to a significant number of the management employees of Magic. Magic also alleged HGO made certain misrepresentations at the formation of Magic. HGO denied that such franchise violations occurred and that it had made any misrepresentations at the formation of Magic. HGO asserted that it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of the operations.

The matter was settled in August 1998 with Magic paying HGO a Section 736(a) guaranteed payment of $255,000 for the period November 11, 1996 through the settlement date. In addition, Magic purchased HGO's interest in Magic for $205,000 consisting of $105,000 cash and a $100,000 note at 8% interest for five years, payable quarterly. Magic also paid the two stockholders of HGO $240,000 for a noncompete agreement prohibiting them from engaging in the pizza business for the next 60 months in any market Magic operated in as of May 11, 1998. Upon completion of the settlement, the Partnership's interest in Magic increased from 45% to 60%. Therefore, beginning August 26, 1998, Magic's financial statements were consolidated into the Partnership's consolidated financial statements. Prior to August 26, 1998, the Partnership accounted for its investment in Magic using the equity method of accounting.


4.  Recently Issued Accounting Standards
----------------------------------------

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


5.  Life Insurance Settlement
-----------------------------

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




              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As discussed in the notes to the accompanying consolidated financial statements, the consolidated results of operations include the full quarterly results of American Restaurant Partners, L.P. and its majority owned subsidiaries American Pizza Partners, L.P. and APP Concepts, LLC. They also include the consolidated results of operations of Magic for the five week period August 26, 1998 through September 29, 1998 (see detail following). The consolidated results of operations were not significantly impacted by the results of Magic. Prior to August 26, 1998, the Partnership accounted for its investment in Magic using the equity method of accounting. Therefore, the Partnership's 45% interest in Magic's earnings was included in the financial statements under "Equity in income/loss of affiliate".

As of September 29, 1998, the Partnership operated 54 traditional Pizza Hut red roof restaurants, five delivery/carryout units and three dualbrand locations. Magic operated 17 traditional Pizza Hut red roof restaurants and 10 delivery/carryout units.

Three Periods Ended September 29, 1998 Compared to Three Periods
----------------------------------------------------------------
Ended September 30, 1997
------------------------

The following discussion relates to the comparison of the results of operations for the three periods ended September 29, 1998 compared to the three periods ended September 30, 1998, excluding the effects of the consolidation of Magic. The table below separates the effects of consolidating Magic from the consolidated totals for the three periods ended September 29, 1998 in order to provide a more meaningful basis for a comparative discussion of these results versus the three periods ended September 30, 1997.


                                     Three Periods Ended
                        --------------------------------------------
                                  Sept. 29, 1998           Sept. 30,
                        Consolidated   Magic   Comparable    1997
                        --------------------------------------------
Net sales               $11,258,419 $1,542,857 $9,715,562 $9,929,607
Operating costs and
  expenses:
Cost of sales             3,000,169    432,924  2,567,245  2,687,142
Restaurant labor and
  benefits                3,128,660    465,567  2,663,093  2,773,287
Advertising                 732,676    115,828    616,848    636,154
Other restaurant
  operating expenses
  exclusive of
  depreciation and
  amortization            2,193,784    343,467  1,850,317  1,999,478
General and
  administrative:
Management fees             746,555     69,429    677,126    690,102
Other                       194,473     24,602    169,871    109,309
Depreciation and
  amortization              523,609     65,980    457,629    510,518
Equity in (income)/loss
  of affiliate               (7,126)   (21,306)    14,180    154,566
                        --------------------------------------------
Income from operations      745,619     46,366    699,253    369,051

Interest income             (11,912)         -    (11,912)    (4,776)
Interest expense            657,084     60,572    596,512    556,070
                        --------------------------------------------
Income (loss) before
  General Partners'
  interest in income
  (loss) of Operating
  Partnership               100,447    (14,206)   114,653   (182,243)
General Partners'
  interest in income
  (loss) of Operating
  Partnership                 1,004       (142)     1,146     (1,822)
                        --------------------------------------------
Net income (loss)       $    99,443 $  (14,064)$  113,507 $ (180,421)
                        ============================================


NET SALES. Net sales for the three periods ended September 29, 1998 decreased $214,000 from $9,930,000 to $9,716,000, a 2.2% decrease from the same three periods of 1997. This decrease was entirely attributable to restaurants closed in 1997 as comparable restaurant sales increased 2.7%.

INCOME FROM OPERATIONS. Income from operations increased $330,000 from $369,000 to $699,000, an 89.4% increase over the three periods ended September 30, 1997. As a percentage of net sales, income from operations increased from 3.7% for the three periods ended September 30, 1997 to 7.2% for the three periods ended September 29, 1998. Cost of sales decreased as a percentage of net sales from 27.1% in
1997 to 26.4% in 1998. Labor and benefits expense decreased from 27.9% of net sales in 1997 to 27.4% of net sales in 1998 despite the minimum wage increase that took effect September 1, 1997. These margin improvements are the result of continued diligent follow-up and focus on efficiencies in the restaurants. Advertising decreased slightly as a percentage of net sales from 6.4% in 1997 to 6.3% in 1998. Operating expenses decreased from 20.1% of net sales in 1997 to 19.0% of net sales in 1998 primarily attributable to the reduction of fixed costs through restaurant closings and consolidations during the last half of 1997. General and administrative expenses increased from 8.1% of net sales in 1997 to 8.7% of net sales in 1998. Depreciation and amortization expense decreased from 5.1% of net sales in 1997 to 4.7% of net sales in 1998. Equity in earnings of affiliate amounted to 0.1% of net sales in 1998 compared to 1.6% of net sales in 1997.

NET EARNINGS. Net earnings increased $294,000 to net income of $114,000 for the three periods ended September 29, 1998 compared to a net loss of $180,000 for the three periods ended September 30, 1997. The increase in net earnings is attributable to the increase in income from operations noted above net of a $40,000 increase in interest expense.


Nine Periods Ended September 29, 1998 Compared to Nine Periods
--------------------------------------------------------------
Ended September 30, 1997
------------------------

The following discussion relates to the comparison of the results of operations for the nine periods ended September 29, 1998 compared to the nine periods ended September 30, 1998, excluding the effects of the consolidation of Magic. The table below separates the effects of consolidating Magic from the consolidated totals for the nine months ended September 29, 1998 in order to provide a more meaningful basis for a comparative discussion of these results versus the nine months ended September 30, 1997.


                                     Nine Periods Ended
                       ----------------------------------------------
                                 Sept. 29,  1998           Sept. 30,
                       Consolidated   Magic    Comparable    1997
                       ----------------------------------------------
Net sales              $29,946,394 $1,542,857 $28,403,537 $29,552,450

Operating costs and
  expenses:
Cost of sales            7,756,865    432,924   7,323,941   7,988,293
Restaurant labor and
 benefits                8,407,134    465,567   7,941,567   8,360,493
Advertising              1,965,441    115,828   1,849,613   1,873,950
Other restaurant
  operating expenses
  exclusive of
  depreciation and
  amortization           5,607,156    343,467   5,263,689   5,831,891
General and
 administrative:
Management fees          2,047,686     69,429   1,978,257   2,054,975
Other                      453,470     24,602     428,868     414,392
Depreciation and
 amortization            1,483,777     65,980   1,417,797   1,494,784
Equity in (income)/loss
 of affiliate                7,250    (21,306)     28,556     324,571
                       ----------------------------------------------
Income from operations   2,217,615     46,366   2,171,249   1,209,101

Interest income            (17,675)         -     (17,675)    (17,658)
Interest expense         1,870,469     60,572   1,809,897   1,656,051
Gain on life insurance
  settlement              (875,533)         -    (875,533)          -
                       ----------------------------------------------
Income (loss) before
  General Partners'
  interest in income
  (loss) of Operating
  Partnership            1,240,354    (14,206)  1,254,560    (429,292)
General Partners'
  interest in income
  (loss) of Operating
  Partnership               12,404        142      12,546      (4,293)
                       ----------------------------------------------

Net income (loss)      $ 1,227,950 $  (14,064)$ 1,242,014 $  (424,999)
                       ==============================================


NET SALES. Net sales for the nine periods ended September 29, 1998 decreased $1,149,000 from $29,552,000 to $28,404,000, a 3.9% decrease from the first nine periods of 1997. This decrease was entirely attributable to restaurants closed in 1997 as comparable restaurant sales increased 1.0%.

INCOME FROM OPERATIONS. Income from operations increased $962,000 from $1,209,000 to $2,171,000, a 79.6% increase over the first nine periods of 1997. As a percentage of net sales, income from operations increased from 4.1% for the nine periods ended September 30, 1997 to 7.6% for the nine periods ended September 29, 1998. Cost of sales decreased as a percentage of net sales from 27.0% for the first nine periods of 1997 to 25.8% for the first nine periods of 1998. Labor and benefits expense decreased as a percentage of net sales from 28.3% in 1997 to 28.0% in 1998 despite the minimum wage increase that took effect September 1, 1997. These margin improvements are the result of continued diligent follow-up and focus on efficiencies in the restaurants. Advertising increased as a percentage of net sales from 6.3% in 1997 to 6.5% in 1998. Operating expenses decreased from 19.7% of net sales in 1997 to 18.5% of net sales in 1998 primarily attributable to the reduction of fixed costs through restaurant closings and consolidations during the last half of 1997. General and administrative expenses increased from 8.4% of net sales in 1997 to 8.5% of net sales in 1998. Depreciation and amortization expense decreased from 5.1% of net sales in 1997 to 5.0% of net sales in 1998. Equity in earnings of affiliate amounted to 1.1% of net sales in 1997.

NET EARNINGS. Net earnings increased $1,667,000 to net income of $1,242,000 for the nine periods ended September 29, 1998 compared to a net loss of $425,000 for the nine periods ended September 30, 1997. A gain on life insurance settlement of $876,000 is included in the 1998 net income. The remaining increase is attributable to the increase in income from operations noted above net of a $154,000 increase in interest expense.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 29, 1998 the Partnership had a working capital deficiency of $10,631,000 compared to a working capital deficiency of $15,712,000 at December 30, 1997. The decrease in working capital deficiency is primarily a result of a $10,894,000 decrease in current portion of long-term debt. At December 30, 1997, the entire amount of outstanding notes payable to Heller Financial Corporation and FMAC were classified as a current liability because the Partnership was in default of the fixed charge ratio covenant. There have been no defaults in making scheduled payments of either principal or interest. On April 20, 1998, the Partnership refinanced with new promissory notes due to FMAC the notes with Heller Financial Corporation, $4.2 million of notes with Intrust Bank, and $3.0 million of notes with FMAC over 15 years at an interest rate of 8.81% bringing the Partnership into compliance with the fixed charge ratio. The write-off of unamortized loan cost related to this refinancing was not material. This decrease was partially offset by the increase in current portion of long-term debt of $5,142,000 due to the consolidation of Magic. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes that net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine periods ended September 29, 1998, net cash provided by operating activities amounted to $450,000 compared to net cash provided by operating activities of $1,080,000 for the nine periods ended September 30, 1997. This decrease is primarily the result of a decrease in accounts payable of $1,559,000.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the nine periods ended September 29, 1998 were $1,665,000 of which $1,017,000 was for the purchase of previously leased restaurants and $156,000 was for the development of new restaurants. The remaining $492,000 was for the replacement of equipment in existing restaurants. In addition, the Partnership invested $390,000 in Magic prior to the buyout of HGO.

FINANCING ACTIVITIES. Cash distributions paid during the nine periods ended September 29, 1998 were $797,000 amounting to $0.20 per unit as compared to $1,077,000, or $0.27 per unit, during the first nine periods of 1997. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the nine periods ended September 29, 1998, the Partnership's proceeds from borrowings amounted to $12,095,000 of which $9,633,000 was obtained to refinance existing debt, $1,005,000 was used to purchase previously leased restaurants, $390,000 was invested in Magic and the remaining $1,067,000 was used primarily to replenish operating capital. The Partnership opened one new restaurant during the third quarter. No other new restaurant openings are planned for the remainder of the year. Management anticipates spending $58,000 for recurring replacement of equipment in existing restaurants during the remainder of the year. These expenditures will be partially financed from net cash provided by operating activities and management believes that the Partnership has the ability to obtain financing as needed. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.


YEAR 2000 COMPLIANCE
--------------------

The Partnership has instituted a Year 2000 project to prepare its computer systems and communications systems for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue. The Partnership uses external agents on nearly all critical applications and systems. The external agents have assured the Partnership that they expect to be fully year 2000 compliant before year 2000 issues will impact the Partnership. The Partnership also receives representations and warranties from vendors of all new hardware and software that such systems are Year 2000 compliant.

The Partnership does not believe costs related to Year 2000 Compliance will be material to its financial position or results of operations. However, the Partnership may be vulnerable to the failure of external agents and critical suppliers to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Partnership's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.


OTHER MATTERS
-------------

In  November 1996 Magic notified Hospitality Group of Oklahoma,  Inc.
(HGO), the former owners of the Oklahoma restaurants, that it was seeking to terminate HGO's interest in Magic pursuant to the terms of the Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleged HGO contacted and offered employment to a significant number of the management employees of Magic. Magic also alleged HGO made certain misrepresentations at the formation of Magic. HGO denied that such franchise violations occurred and that it had made any misrepresentations at the formation of Magic. HGO asserted that it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of the operations.

The matter was settled in August 1998 with Magic paying HGO a Section 736(a) guaranteed payment of $255,000 for the period November 11, 1996 through the settlement date. In addition, Magic purchased HGO's interest in Magic for $205,000 consisting of $105,000 cash and a $100,000 note at 8% interest for five years, payable quarterly. Magic also paid the two stockholders of HGO $240,000 for a noncompete agreement prohibiting them from engaging in the pizza business for the next 60 months in any market Magic operated in as of May 11, 1998. Upon completion of the settlement, the Partnership's interest in Magic increased from 45% to 60%.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date: 11/12/98           By: /s/Hal W. McCoy
      --------               ---------------
                             Hal W. McCoy
                             President and Chief Executive Officer



Date: 11/12/98           By: /s/Terry Freund
      --------               ---------------
                             Terry Freund
                             Chief Financial Officer