Form 10-K
period 1998-12-29
AMERICAN RESTAURANT PARTNERS L P
filed 1999-03-26
CIK 817900

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended December 29, 1998

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

                   Yes    X             No
                       ------              ------
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

  As of March 1, 1999 the aggregate market value of the income preference units held by non-affiliates of the registrant was $2,073,941.


                           PART I


Item 1.   Business
------------------
General Development of Business
-------------------------------

  American Restaurant Partners, L.P., a Delaware limited partnership (the "Partnership"), was formed on April 27, 1987 for the purpose of acquiring and operating through American Pizza Partners, L.P., a Delaware limited partnership ("APP"), substantially all of the restaurant operations of RMC Partners, L.P. ("RMC") in connection with a public offering of Class A Income Preference units by the Partnership. The transfer of assets from RMC was completed on August 21, 1987 and the Partnership commenced operations on that date. Subsequently, the Partnership completed its public offering of 800,000 Class A Income Preference units and received net proceeds of $6,931,944.

  The Partnership is a 99% limited partner in APP which conducts substantially all of the business for the benefit of the
Partnership. RMC American Management, Inc. ("RAM") is the managing general partner of both the Partnership and APP. RAM and RMC own an aggregate 1% interest in APP.

    On March 13, 1996, APP purchased a 45% interest in Oklahoma Magic, L.P. (Magic), a newly formed limited partnership that owns and operates Pizza Hut restaurants in Oklahoma. Effective August 11, 1998, APP's interest in Magic increased from 45% to 60% in connection with Magic's purchase of a 25% interest from a former limited partner. RAM, which owns a 1.0% interest in Magic, is the managing general partner of Magic. The remaining 39.0% interest is held by Restaurant Management Company of Wichita, Inc. (the Management Company). APP and Magic are collectively referred to as the "Operating Partnerships".

  As of December 29, 1998, the Partnership owned and operated a total of 89 restaurants (collectively, the "Restaurants"). APP owned and operated 54 traditional "Pizza Hut" restaurants, 5 "Pizza Hut" delivery/carryout facilities and 3 dualbrand locations. During 1998, APP opened one "Pizza Hut" restaurant, and closed a delivery/carryout unit and a convenience store location. Magic owned and operated 17 traditional "Pizza Hut" restaurants and 10 "Pizza Hut" delivery/carryout facilities. The following table sets forth the states in which the Partnership's Pizza Hut Restaurants are located:

               Units        Units       Units         Units
              Open At     Opened in   Closed in      Open At
              12-30-97      1998        1998         12-29-98
              --------    ---------   ---------      --------
 Georgia         8           --          --              8
 Louisiana       2           --           1              1
 Montana        18            1          --             19
 Texas          27           --           1             26
 Wyoming         8           --          --              8
 Oklahoma       27           --          --             27
               ---          ---         ---            ---
   Total        90            1           2             89
               ===          ===         ===            ===

Financial Information About Industry Segments
---------------------------------------------

  The restaurant industry is the only business segment in which the Partnership operates.

Narrative Description of Business
---------------------------------

  The Partnership operates the Restaurants under license from Pizza Hut, Inc. ("PHI"), a subsidiary of Tricon Global Restaurants, Inc. which was created with the spin-off of PepsiCo, Inc.'s restaurant division. Since it was founded in 1958, PHI has become the world's largest pizza restaurant chain in terms of both sales and number of restaurants. As of March 1, 1999, there were approximately 7,300 Pizza Hut restaurants and delivery/carryout facilities with locations in all 50 states and in over 85 countries. PHI owns and operates approximately 51% of these restaurants and independent franchisees own and operate approximately 49% of these restaurants.

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

  Pizza Hut restaurants are constructed in accordance with prescribed design specifications and most are similar in exterior appearance and interior decor. The typical restaurant building is a one-story brick building with 1,800 to 3,000 square feet, including kitchen and storage areas, and features a distinctive red roof. Seating capacity ranges from 75 to 140 persons and the typical property site will accommodate parking for 30 to 70 automobiles. Building designs may be varied only upon request and when required to comply with local regulations or for unique marketing reasons.

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

  Effective January 1, 1996 through December 31, 1997, PHI and the members of IPHFHA agreed to decrease their contribution to the co-ops by 0.5% to 1.5% of gross sales and increase their national dues by 0.5% to 2.5% of gross sales. Effective January 1, 1998, PHI and the members of IPHFHA agreed to change both the contributions to the co-ops and national dues back to 2% of gross sales.

  Purchase of Equipment, Supplies and Other Products. The Franchise Agreements require that all equipment, supplies and other products and materials required for operation of Pizza Hut restaurants be obtained from suppliers that meet certain standards established and approved by PHI. AmeriServe is the primary supplier of equipment, food products and supplies to franchisees. AmeriServe offers certain equipment, food products and supplies for sale to franchisees for use in their restaurants, but franchisees are not required to purchase such items from AmeriServe. Further, PHI limits the rate of profit on AmeriServe's sales of food, paper products and similar restaurant supplies to franchisees to a 14% gross profit and a 2.5% net pre-tax profit. Profits in excess of such amounts are returned annually on a proportionate basis to franchisees purchasing products from AmeriServe. Because of these financial incentives, the Partnership purchases substantially all of its equipment, supplies, and other products and materials from AmeriServe, except for produce items, which are purchased locally for each Restaurant. Most of the equipment, supplies, and other products and materials used in the Restaurants' operations, however, are commodity items that are available from numerous suppliers at market prices. Certain of the items used in preparation of the Restaurants' products currently are available only to Pizza Hut franchisees from PHI.

  Franchise Fees. Franchisees must pay monthly service fees to PHI based on each restaurant's gross sales. The monthly service fee under each of the Partnership's Franchise Agreements is 4% of gross sales, or, if payment of a percentage of gross sales of alcoholic beverages is prohibited by state law, 4.5% of gross sales of food products and nonalcoholic beverages. Fees are payable monthly by the 30th day after the end of each month and franchisees are required to submit monthly gross sales data for each restaurant, as well as quarterly and annual profit and loss data on each restaurant, to PHI. In addition to the monthly service fees, an initial franchise fee of $15,000 is payable to PHI prior to the opening of each new restaurant.

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

  Default and Termination. Franchise Agreements automatically terminate in the event of the franchisee's insolvency, dissolution or bankruptcy. In addition, Franchise Agreements automatically terminate if the franchisee attempts an unauthorized transfer of a controlling interest of the franchise. PHI, at its option, may also unilaterally terminate a Franchise Agreement if the franchisee (i) is convicted of a felony, a crime of moral turpitude or another offense that adversely affects the Pizza Hut system, its trademarks or goodwill, (ii) discloses, in violation of the Franchise Agreement, confidential or proprietary information provided to it by PHI, (iii) knowingly or through gross negligence maintains false books or records or submits false reports to PHI, (iv) conducts the business so as to constitute an imminent danger to the public health, or (v) receives notices of default on three (3) or more occasions in twelve (12) months, or five (5) or more occasions in thirty-six
(36) months even if each default had been cured. A termination under item (v) will affect only the individual restaurants in default, unless the defaults relate to the franchisee's entire operation, or are part of a common pattern or scheme, in which case all of the franchisee's rights will be terminated.

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

  Future Expansion. Under the terms of the Franchise Agreements, the Partnership has the right to open additional Pizza Hut restaurants within certain designated territories. The Partnership is not obligated to open any new restaurants in 1999 or future years.

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

Government Regulation
---------------------

  The  Partnership  and the Restaurants are  subject  to  various government regulations, including zoning, sanitation, health, safety and alcoholic beverage controls. Restaurant employment practices are also governed by minimum wage, overtime and other working condition regulations which, to date, have not had a material effect on the operation of the Restaurants. The Partnership believes that it is in compliance with all laws and regulations which govern its business. In order to comply with the regulations governing alcoholic beverage sales in Montana, Texas and Wyoming, the licenses permitting beer sales in certain Restaurants in those states are held in the name of resident persons or domestic entities to whom they were originally issued, and are utilized by the Partnership under lease arrangements with such resident persons or entities. Because of the varying requirements of various state agencies regulating liquor and beer licenses, the Partnership Agreement provides that all Unitholders and all other holders of limited partner interests must furnish the Managing General Partner with all information it reasonably requests in order to comply with any requirements of these state agencies, and that the Partnership has the right to purchase all Units held by any person whose ownership of Units would adversely affect the ability of the Partnership to obtain or retain licenses to sell beer or wine in any Restaurant.

Employees
---------

    As of March 1, 1999, the Partnership did not have any employees. The Operating Partnerships had approximately 2,100 employees at the Restaurants. Each Restaurant is managed by one restaurant manager and one or more assistant restaurant managers. Many of the other employees are employed only part-time and, as is customary in the restaurant business, turnover among the part-time employees is high. Employees at one of the Restaurants were covered by a collective bargaining agreement through July 7, 1997. The employees at this restaurant voted to decertify as of that date. The Restaurants are managed by employees of the Management Company which has its principal offices in Wichita, Kansas. The Management Company has a total of 37 employees which devote all or a significant part of their time to management of the Restaurants. In addition, the Partnership may employ certain management officials of the Management Company on a part time basis. Employee relations are believed to be satisfactory.


Financial Information About Foreign and Domestic Operations and
---------------------------------------------------------------
Export Sales
------------

  The Partnership operates no restaurants in foreign countries.


Item 2. Properties
------------------

  The following table lists the location by state of Restaurants operated by APP as of December 29, 1998.

               Leased From       Leased From
             Unrelated Third  Affiliate of the
                Parties       General Partners   Owned    Total
                -------       ----------------   -----    -----
Georgia            1                 -             7        8
Louisiana          -                 -             1        1
Montana            9                 -            10       19
Texas             15                 -            11       26
Wyoming            1                 1             6        8
                 ---               ---           ---      ---
Total APP         26                 1            35       62
                 ===               ===           ===      ===

  Five of the properties owned by APP are subject to ground leases from unrelated third parties. The property leased from an affiliate of the General Partners is subject to a mortgage or deed of trust. Most of the properties, including that owned by an affiliate of the General Partners are leased for a minimum term of at least five years and are subject to one or more five year renewal options. Two leases with initial terms of less than five years contain renewal options extending through at least 2001. Management believes leases with shorter terms can be renewed for multiple year periods, or the property can be purchased, without significant difficulty or unreasonable expense.

  In  addition  to  the  operating  restaurants  above,  APP  has
remaining lease obligations on two closed restaurants.   Both  of
the locations are subleased through their remaining lease term.

  The following table lists the Restaurants operated by Magic as of December 29, 1998.

                Leased From
               Unrelated Third       Leased From
                  Parties             Affiliate         Total
                  -------             ---------         -----
Oklahoma            25                    2               27
                   ---                  ---              ---
Total Magic         25                    2               27
                   ===                  ===              ===

  Most of the properties including the two owned by an affiliate are leased for a minimum term of at least five years and are subject to one or more five year renewal options. One lease with an initial term of less than five years contains renewal options through 2002.

  In addition to the operating restaurants above, Magic has remaining lease obligations on two closed restaurants. Magic is attempting to sublease these locations through the remainder of their lease terms which expire in 2001.

  The amount of rent paid is either fixed or includes a fixed rental plus a percentage of the Restaurant's sales, subject, in some cases, to maximum amounts. The leases require the Partnership to pay all real estate taxes, insurance premiums, utilities, and to keep the property in general repair.

  Pizza Hut restaurants are constructed in accordance with prescribed design specifications and most are similar in exterior appearance and interior decor. The typical restaurant building is a one-story brick building with 1,800 to 3,000 square feet, including kitchen and storage areas, and features a distinctive red roof. Seating capacity ranges from 75 to 140 persons and the typical property site will accommodate parking for 30 to 70 automobiles. Building designs may be varied only upon request and when required to comply with local regulations or for unique marketing reasons. Typical capital costs for a restaurant facility are approximately $150,000 for land, $250,000 for the building and $135,000 for equipment and furnishings. Land costs can vary materially depending on the location of the site. Delivery/carryout facilities vary in size and appearance. These facilities are generally leased from unrelated third parties.

Item 3.  Legal Proceedings
--------------------------

  As of December 29, 1998, the Partnership was not a party to any pending legal proceedings material to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

  Not applicable.



                                PART II


Item 5.  Market for the Registrant's Class A Income Preference
--------------------------------------------------------------
Units and Related Security Holder Matters
-----------------------------------------

  The Partnership's Class A Income Preference Units were traded on the American Stock Exchange under the symbol "RMC" through November 13, 1997. On that date, the Partnership delisted from the American Stock Exchange and limited trading of its units.
The Class A Income Preference Units were traded on the Pink Sheets from December 1, 1997 through January 2, 1998. Effective January 1, 1998, the Partnership offered a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units. Market prices for units during 1998 and 1997 were:

Calendar Period                    High           Low
-----------------------------------------------------

1998
----
  First Quarter                    $2.75        $1.90
  Second Quarter                    2.60         2.25
  Third Quarter                     2.80         2.60
  Fourth Quarter                    2.80         2.70

1997
----
  First Quarter                    $5.75        $4.81
  Second Quarter                    5.13         4.81
  Third Quarter                     5.00         2.75
  Fourth Quarter                    4.38         1.50

  As of December 29, 1998, approximately 1,200 unitholders owned American Restaurant Partners, L.P. Class A Income Preference Units of limited partner interest. Information regarding the number of unitholders is based upon holders of record excluding individual participants in security position listings.

  Cash distributions to unitholders were:
                                                     Per
Record Date            Payment Date                  Unit
---------------------------------------------------------------
1998
  January 12, 1998    January 30, 1998               $0.05
  April 13, 1998      May 1, 1998                     0.05
  July 13, 1998       July 31, 1998                   0.10
  October 12, 1998    October 30, 1998                0.10
                                                      ----
  Cash distributed during 1998                       $0.30
                                                      ====
1997
----
  January 12, 1997    January 31, 1997               $0.11
  April 11, 1997      April 25, 1997                  0.11
  July 14, 1997       July 25, 1997                   0.05
  October 13, 1997    October 25, 1997                0.05
                                                      ----
  Cash distributed during 1997                       $0.32
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

                                                                   American Restaurant Partners, L.P.
                                                    -----------------------------------------------------------------
                                                                               Year Ended

                                                    December 29,  December 30, December 31, December 26, December 27,
                                                      1998 (d)       1997         1996         1995         1994
                                                    -----------   -----------  -----------  -----------  -----------
Income statement data:
   Net sales                                        $  43,544     $  38,977    $  40,425    $  40,004    $  37,445
   Income from operations                               2,443           433        3,076        3,890        3,587
   Net income (loss)                                      809        (1,993)       1,584        2,481        2,385
   Net income (loss) per Class A
      Income Preference Unit (a)                         0.20         (0.50)        0.40         0.63         1.04

Balance sheet data:
   Total assets                                     $  30,703     $  22,226    $  23,745    $  16,134    $  16,445
   Long-term debt                                      29,630        20,005       18,859       10,525       10,787
   Obligations under capital
      leases                                            1,543         1,645        1,665        1,732        1,800
   Partners capital (deficiency):
      General Partners                                     (8)           (8)          (5)          (3)          (3)
      Class A                                           5,543         5,624        6,295        6,573        6,729
      Class B and C                                   (10,058)       (8,322)      (5,811)      (4,688)      (4,479)
      Cost in excess of carrying
         value of assets acquired                      (1,324)       (1,324)      (1,324)      (1,324)      (1,324)
      Cumulative comprehensive income                    (108)           19          (44)           -            -
      Notes receivable from employees                       -             -            -           (6)         (32)
   Cash dividends declared per unit:
      Class A Income Preference                          0.30          0.32         0.74         0.74         1.07
      Class B                                            0.30          0.32         0.74         0.74         0.52
      Class C                                            0.30          0.32         0.74         0.74         0.52

Statistical data:
   Capital expenditures: (b)
      Existing Restaurants                          $   2,465           889        2,612        1,185        1,093
      New Restaurants                                     162           935        4,136            -        1,038
   Average weekly sales per
      Restaurant: (c)
        Red Roof                                       11,918        11,813       12,544        12,862      12,278
        Delivery/carryout facility/C-store             10,508         8,160       10,547        12,463      11,536
   Restaurants in operation
        at end of period                                   89            63           67            60          60




                NOTES TO SELECTED FINANCIAL DATA


(a) Net  earnings  per  Class  A Income  Preference  Unit   were
determined by allocating the earnings in the same manner required by the Partnership Agreements for the allocation of taxable income and loss. Therefore, net earnings of the Operating Partnerships have been allocated to the limited partners who are holders of Class A Income Preference Units (Units) first until the amount allocated equals the preference amount. The remaining net earnings are allocated to all partners in accordance with their respective Units in the Partnership with all outstanding
Units being treated equally. The preference requirement was satisfied in May of 1994. Upon expiration of the preference, net earnings were allocated equally to all outstanding units.

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

(d) The Partnership began consolidating the accounts of Magic  on
August  11, 1998 when APP's interest in Magic increased from  45%
to   60%.   The  1998  selected  financial  data  reflects   this
consolidation.




Item  7.   Management's Discussion and Analysis  of  Consolidated
-----------------------------------------------------------------
Financial Condition and Results of Operations
---------------------------------------------

Results of Operations
---------------------

The following discussion compares the Partnership's results for the years ended December 29, 1998, December 30, 1997 and December 31, 1996. Comparisons of 1997 to 1996 are affected by an additional week of results in the 1996 reporting period. Because the Partnership's fiscal year ends on the last Tuesday in December, a fifty-third week is added every five or six years. This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere herein.

The accompanying consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, LLC. Effective August 11, 1998, the interest of American Pizza Partners, L.P. in Magic increased from 45% to 60% in connection with Magic's purchase of a 25% interest from a former limited partner (see
Note 13 to the accompanying financial statements). Accordingly, the Partnership began consolidating the accounts of Magic from that date. All significant intercompany balances and transactions have been eliminated. The table below shows the historical Statements of Operations as well as proforma results of operations assuming the Partnership's interest in Magic increased to 60% as of January 1, 1997. The proforma results are shown in order to provide a more meaningful basis for a comparative discussion of the years ended December 29, 1998 and December 30, 1997.

                                       Historical                      Proforma (1)
                         ---------------------------------------------------------------
                             1998         1997         1996        1998          1997
                         -----------  -----------  -----------  -----------  -----------
Net sales                $43,543,633  $38,977,341  $40,424,953  $53,631,453  $54,689,655

Operating costs
  and expenses:
Cost of sales             11,710,209   10,586,372   10,762,075   14,289,075   14,895,268
Restaurant labor
  and beneifits           12,500,842   11,043,688   10,672,283   15,522,283   15,939,414
Advertising                2,844,451    2,511,470    2,744,864    3,595,040    3,827,444
Other restaurant
  operating expenses
  exclusive of
  depreciation and
  amortization             8,337,961    7,691,831    7,433,450   10,656,012   11,382,741
General and
  administrative:
Management fees            2,894,911    2,710,449    2,808,484    3,348,863    3,261,044
Other                        631,999      371,443      766,551      761,827      601,017
Depreciation
  and amortization         2,149,606    2,078,061    1,687,090    2,664,692    2,907,574
Loss (gain) on
  restaurant closings         23,747      792,219       97,523      (93,220)   1,577,018
Equity in loss
  of affiliate                 7,250      758,383      375,632            -            -
                          ----------   ----------   ----------   ----------   ----------
Income from
  operations               2,442,657      433,425    3,076,343    2,886,881      298,135
Interest income               29,783       29,350       34,253       29,783       29,350
Interest expense          (2,662,061)  (2,476,304)  (1,668,551)  (3,115,146)  (3,267,918)
Gain on life
  insurance settlement       875,533            -            -      875,533            -
Gain on fire
  settlement                       -            -      157,867            -            -
                          ----------   ----------   ----------   ----------   ----------
Income (loss) before
  minority interest          685,912   (2,013,529)   1,599,912      677,051   (2,940,433)
Minority interest
  in income (loss) of
  Operating Partnerships     122,805       20,135      (15,999)     129,273      696,778
                          ----------   ----------   ----------   ----------   ----------
Net income               $   808,717  $(1,993,394) $ 1,583,913  $   806,324  $(2,243,655)         $
                          ==========   ==========   ==========   ==========   ==========

(1) The proforma statements of operations for 1998 and 1997 include consolidation of Magic as if the Partnership's interest in Magic increased to 60% as of January 1, 1997.

Net Sales
---------

Proforma net sales for the year ended December 29, 1998 decreased $1,059,000 or 1.9%, from $54,690,000 for the year ended December 30, 1997 to $53,631,000 for the year ended December 29, 1998.
This decrease was entirely attributable to restaurants closed in 1997 as comparable restaurants sales increased 4.4%.

Net sales for the year ended December 30, 1997 decreased $1,448,000, or 3.6%, from $40,425,000 to 38,977,000. The additional week in 1996 accounted for approximately 2 percentage points of the decrease. Comparable restaurant sales decreased 5.2% from 1996. This decrease reflected the continuing increase in competition in the Texas market.

Income From Operations
----------------------

Proforma income from operations for the year ended December 29, 1998 increased $2,589,000 from $298,000 to $2,887,000, an 868.8%
increase over the year ended December 30, 1997. As a percentage of proforma net sales, proforma income from operations increased from 0.5% in 1997 to 5.4% in 1998. Proforma cost of sales decreased as a percentage of proforma net sales from 27.2% in 1997 to 26.6% of proforma net sales in 1998. Proforma labor and benefits expense decreased from 29.1% of proforma net sales in 1997 to 28.9% of proforma net sales in 1998 despite the minimum wage increase that took effect September 1, 1997. These margin improvements are the result of continued diligent follow-up and focus on efficiencies in the restaurants. Advertising decreased as a percentage of proforma net sales from 7.0% in 1997 to 6.7% in 1998. Other restaurant operating expenses decreased from 20.8% of proforma net sales in 1997 to 19.9% of proforma net sales in 1998 primarily attributable to the reduction of fixed costs through restaurant closings and consolidations during the last half of 1997. General and administrative expenses increased from 7.1% of proforma net sales in 1997 to 7.7% of proforma net sales in 1998. This increase is due to an increase in Magic's management fee from 3.5% of proforma net sales during 1997 to 4.5% of proforma net sales during 1998 and an increase in bonuses paid on improved operating results. Depreciation and amortization expense decreased from 5.3% of proforma net sales in 1997 to 5.0% of proforma net sales in 1998 due to restaurant closings and consolidations during the last half of 1997. Loss on restaurant closings amounted to 2.9% of proforma net sales or $1,577,000 in 1997 compared to a gain on restaurant closings in 1998 of $93,000. This gain is the result of favorable buyouts of two long-term leases on restaurants closed in 1997.

Income from operations for the year ended December 30, 1997 decreased $2,643,000 from $3,076,000 to $433,000, an 85.9%
decrease from the prior year. As a percentage of net sales, income from operations decreased from 7.6% in 1996 to 1.1% in 1997. Cost of sales increased as a percentage of net sales from 26.6% in 1996 to 27.2% in 1997 due to increased commodity costs. Restaurant labor and benefits expense increased from 26.4% of net sales in 1996 to 28.3% of net sales in 1997 as a result of minimum wage increases implemented October 1, 1996 and September 30, 1997 along with lower same store sales. Advertising decreased from 6.8% of net sales in 1996 to 6.4% of net sales in 1997. Other restaurant operating expenses increased from 18.4% of net sales in 1996 to 19.7% of net sales in 1997 attributable to the effects of lower same store sales on fixed operating expenses. General and administrative expense decreased from 8.8% of net sales in 1996 to 7.9% of net sales in 1997 primarily due to lower bonuses paid on operating results. Depreciation and amortization expense increased from 4.2% of net sales in 1996 to 5.3% of net sales in 1997 due to the construction of new restaurants and remodels of existing restaurants during 1996 and the first six periods of 1997. Loss on restaurant closings amounted to 2.0% of net sales in 1997 and 0.2% of net sales in 1996. Five restaurants were closed in 1997 compared to one in the prior year. Equity in loss of affiliate amounted to 1.9% of net sales in 1997 compared to 0.9% of net sales in 1996 reflecting the Partnership's share of operations in Oklahoma Magic, L.P. acquired in March 1996.

Net Earnings
------------

Proforma net earnings increased $3,050,000 to proforma net income of $806,000 for the year ended December 29, 1998 compared to a proforma net loss of $2,244,000 for the year ended December 30, 1997. A gain on life insurance settlement of $876,000 is included in the 1998 proforma net income. This gain, the increase in proforma income from operations noted above, and a decrease in interest expense of $153,000 were offset by a decrease in the minority interest in loss of affiliate of $537,000.

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

At December 29, 1998, the Partnership had a working capital deficiency of $9,211,000 compared to a deficiency of $15,712,000 at December 30, 1997. The decease in working capital deficiency at December 29, 1998 is primarily a result of a $6,718,000 decrease in current portion of long-term debt. At December 30, 1997, the entire amount of outstanding notes payable to Heller Financial Corporation and FMAC were classified as a current liability because the Partnership was in default of the fixed charge coverage ratio covenant. There have been no defaults in making scheduled payments of either principal or interest. On April 20, 1998, APP refinanced with new promissory notes due to FMAC the notes with Heller Financial Corporation, $4.2 million of notes with Intrust Bank, and $3.0 million of notes with FMAC over 15 years at an interest rate of 8.81% bringing APP into compliance with the fixed charge coverage ratio covenant. The write-off of unamortized loan cost related to this refinancing was not material. At December 29, 1998, Magic is not in compliance with the fixed charge coverage ratio covenant required by the notes held by FMAC. Accordingly, the entire amount of Magic's borrowings with FMAC is reflected in the current portion of long-term debt. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Net Cash Provided by Operating Activities
-----------------------------------------

During 1998, net cash provided by operating activities amounted to $838,000, a decrease of $1,518,000 from 1997. This decrease is primarily attributable to a decrease in accounts payable.

Investing Activities
--------------------

Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for 1998 were $2,627,000 of which $1,696,000 was for the purchase of previously leased restaurants and $162,000 was for the development of new restaurants. The remaining $769,000 was for the replacement of equipment in existing restaurants. In addition, the Partnership invested $390,000 in Magic prior to Magic's purchase of a 25% interest from a former limited partner.

Financing Activities
--------------------

Cash distributions paid in 1998 totaled $1,195,000 and amounted to $0.30 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During 1998, the Partnership collected on a life insurance policy purchased in 1993 on one of its original investors. This investor owned approximately 438,600 Class B and C units. The policy was purchased with the intent of providing the Partnership a means of repurchasing his units upon his death if his heirs so desired. The investor died in May of 1998. The Partnership recognized a gain of $876,000 upon receipt of the insurance proceeds. The units were repurchased on December 29, 1998 at
$2.55 per unit for a total purchase price of $1,118,430. In addition, if the nine Pizza Hut restaurants located within the Billings, Montana ADI, including the associated franchises, real estate and operating assets, (the BM Restaurants) are sold to an unrelated party in one or more transactions and the sale transaction(s) are closed prior to January 1, 2001, then the heirs will receive as additional consideration for the purchase of the units a contingent payment of $0.50 per unit, or $219,300. If the BM Restaurants are not sold within that time, the obligation to make the contingent payment will expire. The Partnership is not required to market or sell the BM Restaurants or to accept any offer by any party to purchase such BM Restaurants.

During 1998, the Partnership's proceeds from long term borrowings amounted to $13,395,000 of which $9,633,000 was obtained to refinance existing debt. The remaining proceeds were used primarily to purchase previously leased restaurants and to replenish operating capital. The Partnership does not plan to open any new restaurants during 1999. Management anticipates spending $721,000 in 1999 for recurring replacement of equipment in existing restaurants which the Partnership expects to finance from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

Year 2000 Compliance
--------------------

The Partnership has instituted a Year 2000 project to prepare its computer systems and communication systems for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue. The Partnership uses external agents on nearly all critical applications and systems. The external agents have assured the Partnership that they expect to be fully Year 2000 compliant before Year 2000 issues will impact the Partnership. Testing is expected to be completed during the second quarter of 1999. The Partnership also receives representations and warranties from vendors of all new hardware and software that such systems are Year 2000 compliant.

The Partnership does not believe costs related to Year 2000 compliance will be material to its financial position or results of operations. However, the Partnership may be vulnerable to the failure of external agents and critical suppliers to resolve their own Year 2000 issues. Where practicable, the Partnership will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. In the event external agents do not complete their Year 2000 readiness, the Partnership would be unable to process accounts payable and payroll. The Partnership has contingency plans for critical applications that include, among other actions, manual workarounds, adjusting staffing strategies and outsourcing applications. The effect, if any, on the Partnership's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

Other Matters
-------------

In November, 1996 Magic notified Hospitality Group of Oklahoma, Inc. (HGO), a 25% limited partner in Magic, that it was seeking to terminate HGO's interest in Magic pursuant to the terms of the related Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleged that HGO contacted and offered employment to a significant number of the management employees of Magic. Magic also alleged that HGO made certain misrepresentations at the formation of Magic. HGO denied that such franchise violations occurred and that it made any misrepresentations at the formation of Magic. HGO asserted that it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of Magic's operations.

The  matter  was settled in August 1998 with Magic paying  HGO  a section 736(a) guaranteed payment of $255,000 for the period November 11, 1996 through the settlement date. In addition, Magic purchased HGO's interest in Magic for $205,000 consisting of $105,000 cash and a $100,000 note at 8% interest, payable quarterly for five years. Magic also paid the two stockholders of HGO $240,000 for a noncompete agreement prohibiting them from engaging in the pizza business for the next 60 months in any market Magic operated in as of May 11, 1998. Upon completion of the settlement, the Partnership's interest in Magic increased from 45% to 60%.

The Partnership delisted from the American Stock Exchange effective November 13, 1997 and limited trading of its units. As a result, the Partnership will continue to be taxed as a partnership rather than being taxed as a corporation. The Partnership does offer a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units.

The Partnership's earnings are affected by changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Partnership does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would increase the Partnership's interest expense and decrease net income by $63,000 over the term of the related debt. This amount was determined by considering the impact of the hypothetical interest rates on the Partnership's borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

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



                            PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

  RAM, as the Managing General Partner, is responsible for the management and administration of the Partnership under a Management Services Agreement with the Operating Partnerships. Partnership management services include, but are not limited to: preparing and reviewing projections of cash flow, taxable income or loss, and working capital requirements; conducting periodic physical inspections, market surveys and continual Restaurant reviews to determine when assets should be sold and, if so, determining acceptable terms of sale; arranging any debt financing for capital improvements or the purchase of assets; supervising any litigation involving the Partnerships; preparing and reviewing Partnership reports; communicating with Unitholders; supervising and reviewing Partnership bookkeeping, accounting and audits; supervising the presentation of and reviewing Partnership state and federal tax returns; personnel functions, and supervising professionals employed by the Partnerships in connection with any of the foregoing, including attorneys, accountants and appraisers.

  The direct management of the Restaurants is performed by the Management Company pursuant to a substantially identical Management Services Agreement with RAM. As compensation for management services, the Management Company will receive a management fee equal to 7% of the gross sales of the Restaurants in APP and 4.5% of gross sales of the Restaurants in Magic. In addition, the Management Company will be reimbursed for the cost of certain products purchased for use directly in the operation of the Restaurants and for outside legal, accounting, tax, auditing, advertising, and marketing services. Certain other expenses incurred by the Management Company which relate directly to the operation of the Restaurants, including insurance and profit sharing and incentive bonuses and related payroll taxes for supervisory personnel, shall be paid by the Operating Partnerships through RAM.

  Set forth below is certain information concerning the director and executive officers of both RAM and the Management Company.

                         Present  Position  with  the  Management
                         Company and Business Experience for
Name             Age     Past 5 Years
----
Hal W. McCoy     53      Chairman,  Chief  Executive  Officer,
                         President and  sole  director.  McCoy
                         holds a Bachelor of Arts degree from
                         the University of Oklahoma.  From 1970
                         to 1974, he was at different times
                         Marketing Manager at PHI, where he was
                         responsible for consumer research,
                         market research, and market
                         planning, and Systems Manager, where
                         he was responsible for the design and
                         installation of PHI's first management
                         data processing system.  In 1974, he
                         founded the predecessor to the Management
                         Company and today owns or has controlling ownership in entities operating a combined total of 112 franchised "Pizza Hut" and "Long John Silver's" restaurants.

J. Leon Smith    56      Vice President. Smith holds a Bachelor of
                         Science degree in Hotel and Restaurant
                         Management from Oklahoma State University and a Juris Doctorate from the University of Oklahoma. He has been employed by McCoy since 1974, first as Director of Operations for the Long John Silver's division and then as Director of Real
                         Estate Development and General Counsel.

Terry Freund     43      Chief Financial Officer.  Freund holds
                         a Bachelor of Arts degree in Accounting
                         from Wichita State University.  He has
                         been employed by McCoy since 1984.
                         He is responsible for virtually all of
                         the financial and administrative
                         functions in the company.


Item 11. Executive Compensation
-------------------------------

     The executive officers of the Management Company perform services for all of the restaurants managed by the Management Company, including the Restaurants. Cash compensation of executive officers of the Management Company who are also officers of affiliated companies is allocated for accounting purposes among the various entities owning such restaurants on the basis of the number of restaurants each entity owns. Only the compensation of the Chief Executive Officer and Chief Financial Officer is shown below as the other officer's total cash compensation does not exceed $100,000. Neither RAM nor the Operating Partnerships compensate their officers, directors or partners for services performed, and the salaries of the executive officers of the Management Company are paid out of its management fee and not directly by the Partnership.


                     SUMMARY COMPENSATION TABLE

                                      Annual Compensation
                                      -------------------
Name  and                                                  Allocable to
Principal Position        Year   Salary    Bonus    Total   Partnership
------------------        ----   ------    -----    -----   -----------
Hal W. McCoy              1998  $171,627  $40,370  $211,997   $142,821
 President and Chief      1997   127,322   36,451   163,773     79,716
 Executive Officer        1996   135,661   79,031   214,692    121,901

Terry  Freund             1998    84,297   20,063   104,360     67,441
 Assistant Secretary and  1997    83,049   13,275    93,324     48,343
 Chief Financial Officer  1996    82,237   39,851   122,088     67,916

Incentive Bonus Plan
--------------------

     The Management Company maintains a discretionary supervisory incentive bonus plan (the "Incentive Bonus Plan") pursuant to which approximately 22 employees in key management positions, including Mr. McCoy are eligible to receive quarterly cash bonus payments if certain management objectives are achieved. Performance is measured each quarter and bonus payments are awarded and paid at the discretion of Mr. McCoy. The amounts paid under this plan for fiscal year 1998, 1997 and 1996 to Mr. McCoy and Mr. Freund are included in the amounts shown in the cash compensation amounts set forth above. The total amount allocated to the Restaurants under the Incentive Bonus Plan for the fiscal year ended December 29, 1998 was $262,959 of which $43,510 was paid to all executive officers as a group. Bonuses paid under the Incentive Bonus Plan are paid by the Operating Partnerships.

    The Incentive Bonus Plan in effect for the fiscal year ending December 28, 1999 provides for payment of aggregate supervisory bonuses in an amount equal to 15% of the amount by which the Partnership's income from operations plus depreciation and amortization expenses exceed a prescribed threshold. The threshold generally represents capital expenditures, interest and principal payments on Partnership debt, and cash distributions. For the fiscal year ended December 29, 1998 the Partnership's income from operations plus depreciation and amortization expenses was $4,592,263.

Class A Unit Option Plan
------------------------

     The Partnership, APP, RAM and the Management Company have adopted a Class A Unit Option Plan (the "Plan") pursuant to which 75,000 Class A Units are reserved for issuance to employees, including officers, of the Partnership, APP, RAM and the Management Company. Participants will be entitled to purchase a designated number of Units at an option price which shall be equal to the fair market value of the Units on the date the option is granted. Options granted under the Plan will be for a term to be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and shall not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. The Plan is administered by the Managing General Partner which, among other things, designates the individuals to whom options are granted, the number of Units for which such options are to be granted and other terms of grant. The executive officers have no outstanding options at December 29, 1998.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
-----------------------------------------------------------------
Management
----------

                      PRINCIPAL UNITHOLDERS

     The following table sets forth, as of March 1, 1999, information with respect to persons known to the Partnership to be beneficial owners of more than five percent of the Class A Income Preference Units, Class B or Class C Units of the
Partnership:

                 Name & Address      Amount & Nature
Title             of Beneficial       of Beneficial      Percent
of Class              Owner             Ownership        of Class
--------         --------------      ---------------     --------
Class A Income
Preference Units      None

Class B          Hal W. McCoy            656,537 (1)      69.55%
                 555 N. Woodlawn
                 Suite 3102
                 Wichita, KS  67208

Class B          John Hunter             116,564          12.35%
                 117 Lilac Lane
                 San Antonio, TX  78209

Class C          Hal W. McCoy          1,271,876 (1)      76.33%
                 555 N. Woodlawn
                 Suite 3102
                 Wichita, KS  67208

Class C          John Hunter             106,536           6.39%
                 117 Lilac Lane
                 San Antonio, TX  78209


(1) Hal W. McCoy beneficially owns 94.81% of RMC Partners, L.P. which owns 691,815 Class B Units and 1,338,248 Class C Units. Mr. McCoy owns 95.65% of RMC American Management, Inc. which owns 3,680 Class C Units. Mr. McCoy has voting authority over the units.


                SECURITY OWNERSHIP OF MANAGEMENT


     The following table sets forth, as of March 1, 1999, the number of Class A Income Preference Units, Class B Units, or Class C Units beneficially owned by the director and by the director and executive officers of both RAM and the Management Company as a group.

Title         Name of              Amount & Nature       Percent
of Class   Beneficial Owner     of Beneficial Ownership  of Class
--------   ----------------     -----------------------  --------

  B        Hal W. McCoy                656,537 (1)        69.55%
  C        Hal W. McCoy              1,271,876 (1)        76.33%
  B        Director & all              711,714 (1)        75.39%
           officers as a group
           (3 Persons)
  C        Director & all            1,370,436 (1)        82.24%
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

Pursuant to the Management Services Agreements (Agreements) entered into June 26, 1987, the Restaurants of APP are managed by the Management Company for a fee equal to 7% of the gross sales of the Restaurants and reimbursement of certain costs incurred for the direct benefit of the Restaurants. Neither the terms and conditions of the Agreements, nor the amount of the fee were negotiated at arm's length. Based on prior experience in managing the Restaurants, however, the Managing General Partner believes that the terms and conditions of the Management Services Agreement, including the amount of the fee, are fair and reasonable and not less favorable to the Partnership than those generally prevailing with respect to similar transactions between unrelated parties. The 7% fee approximated the actual unreimbursed costs incurred by the Managing General Partner in managing the Restaurants when the Agreements were entered into in June of 1987. The 7% fee remains in effect for the life of the Agreements which expire December 31, 2007.

Pursuant to separate Management Services Agreements entered into March 13, 1996, the Restaurants of Magic are managed by the Management Company for a fee equal to 4.5% of the gross sales of the Restaurants and reimbursement of certain costs incurred for the direct benefit of the Restaurants. The terms and conditions of the Agreements were negotiated at arm's length with the former owners of the Oklahoma restaurants who were originally 25% partners in Magic. The Management Company agreed to a reduced fee due its ownership interest in Magic. The 4.5% fee remains in effect for the remaining life of the Agreements which expire February 28, 2010.



                             PART IV

Item 14.  Exhibits, Financial Statements and Reports
----------------------------------------------------
on Form 8-K
-----------

(a) 1.  Financial statements
        --------------------

        See "Index to Consolidated Financial Statements and
        Supplementary Data" which appears on page F-1 herein.

    3.  Exhibits
        --------

         The exhibits filed as part of this annual report are listed in the "Index to Exhibits" at page 32.

(b) Reports on Form 8-K
    -------------------

         None.





                        INDEX TO EXHIBITS
                          (Item 14(a))


Exhibit
No.     Description of Exhibits                         Page/Notes
---     -----------------------                         ----------

3.1     Amended and Restated  Certificate of Limited
        Partnership of American Restaurant Partners, L.P.     A
3.2     Amended and Restated Agreement of Limited
        Partnership of American Restaurant Partners, L.P.     A
3.3     Amended and Restated Certificate of Limited
        Partnership of American Pizza Partners, L.P.          A
3.4     Amended and Restated Agreement of Limited
        Partnership of American Pizza Partners, L.P.          A
4.1     Form of Class A Certificate                           A
4.2     Form of Application for Transfer of Class A Units     A
10.1    Management Services Agreement dated
        June 26, 1987 between American Pizza
        Partners, L.P. and RMC American Management, Inc.      A
10.2    Management Services Agreement dated
        June 26, 1987 between RMC American
        Management, Inc. and Restaurant Management
        Company of Wichita, Inc.                              A
10.3    Form of Superseding Franchise Agreement
        between the Partnership and Pizza Hut, Inc.
        and schedule pursuant to Item 601 of
        Regulation S-K.                                       A
10.4    Form of Blanket Amendment to Franchise Agreements     A
10.5    Incentive Bonus Plan                                  A
10.6    Class A Unit Option Plan                              B
10.7    Revolving Term Credit Agreement dated
        June 29, 1987 between American Pizza
        Partners, L.P. and the First National Bank
        in Wichita                                            C
10.8 Form of 1990 Franchise Agreement between the Partnership and Pizza Hut, Inc. and schedule
        pursuant to Item 601 of Regulation S-K                D
10.9    Contribution Agreement, dated as of February 1,
        1996, relating to the closing date of March 13,
        1996, by and among American Pizza Partners, L.P., Hospitality Group of Oklahoma, Inc., RMC American Management, Inc., Restaurant Management Company
        of Wichita, Inc. and Oklahoma Magic, L.P.            E
10.10   Settlement Agreement between Oklahoma Magic, L.P.
        and Hospitality Group of Oklahoma, Inc.           F-25
23.1    Consent of Ernst & Young LLP                      F-28
27.1    Financial Data Schedule                              F




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



Date: 3/26/99           By: /s/ Hal W. McCoy
     --------              -----------------
                            Hal W. McCoy
                            President and
                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                        Title
Date


/s/ Hal W. McCoy   President and Chief Executive Officer  3/26/99
----------------   (Principal Executive Officer)          -------
Hal W. McCoy       of RMC American Management, Inc.



/s/ Terry Freund   Chief Financial Officer                3/26/99
----------------                                          -------



             Index to Consolidated Financial Statements
                       and Supplementary Data




The following financial statements are included in Item 8:

                                                             Page
                                                             ----
American Restaurant Partners, L.P.
----------------------------------
Report of Independent Auditors . . . . . . . . . . . . . .   F-2
Consolidated Balance Sheets as of December 29, 1998
    and December 30, 1997. . . . . . . . . . . . . . . . .   F-3
Consolidated Statements of Operations for the years
    ended December 29, 1998, December 30, 1997,
    and December 31, 1996  . . . . . . . . . . . . . . . .   F-4
Consolidated Statements of Partners' Capital
    (Deficiency) for the years ended December 29, 1998,
    December 30, 1997 and December 31, 1996  . . . . . . .   F-6
Consolidated Statements of Cash Flows for the
    years ended December 29, 1998, December 30, 1997,
    and December 31, 1996  . . . . . . . . . . . . . . . .   F-7
Notes to Consolidated Financial Statements . . . . . . . .   F-8

All financial statement schedules have been omitted since the required information is not present.

Oklahoma Magic, L.P.
--------------------
Report of Independent Auditors . . . . . . . . . . . . . .   F-29
Balance Sheets as of December 30, 1997 and
    Unaudited as of December 31, 1996  . . . . . . . . . .   F-30
Statements of Operations for the year ended
    December 30, 1997 and Unaudited for the
    41 weeks (since inception) ended
    December 31, 1996 .  . . . . . . . . . . . . . . . . .   F-31
Statements of Partners' Capital for the
    year ended December 30, 1997 and Unaudited
    for the 41 weeks (since inception) ended
    December 31, 1996  . . . . . . . . . . . . . . . . . .   F-32
Statements of Cash Flows for the year ended
    December 30, 1997 and Unaudited for the
    41 weeks (since inception) ended
    December 31, 1996  . . . . . . . . . . . . . . . . . .   F-33
Notes to Financial Statements  . . . . . . . . . . . . . .   F-34





                 REPORT OF INDEPENDENT AUDITORS


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We have audited the accompanying consolidated balance sheets of American Restaurant Partners, L.P. (the Partnership) as of December 29, 1998 and December 30, 1997, and the related consolidated statements of operations, partners' capital (deficiency), and cash flows for each of the three years in the period ended December 29, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American Restaurant Partners, L.P. at December 29, 1998 and December 30, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 1998, in conformity with generally accepted accounting principles.


                                    /s/Ernst & Young LLP



Wichita, Kansas
March 12, 1999





                       AMERICAN RESTAURANT PARTNERS, L.P.

                          CONSOLIDATED BALANCE SHEETS


                                                     December 29,  December 30,
         ASSETS                                         1998           1997
----------------------------                         ------------  ------------
 Current assets:
  Cash and cash equivalents                         $   329,946   $   509,398
  Investments available-for-sale,
   at fair market value                                  68,635       195,751
  Accounts receivable                                   264,754        84,447
  Due from affiliates                                    90,146        67,918
  Notes receivable from
   affiliates - current portion                          62,511        72,387
  Inventories                                           441,326       311,516
  Prepaid expenses                                      287,046       245,177
                                                     ----------    ----------
     Total current assets                             1,544,364     1,486,594

 Property and equipment, at cost:
  Land                                                4,082,418     3,698,168
  Buildings                                           8,586,103     7,702,639
  Restaurant equipment                               12,823,544    11,114,444
  Leasehold rights and improvements                   8,006,852     4,425,532
  Property under capital leases                       2,077,751     2,369,199
                                                     ----------    ----------
                                                     35,576,668    29,309,982
  Less accumulated depreciation and amortization     14,733,218    12,481,826
                                                     ----------    ----------
                                                     20,843,450    16,828,156

 Other assets:
  Franchise rights, net of accumulated
    amortization of $1,416,937 ($785,578 in 1997)     5,780,163     1,010,616
  Notes receivable from affiliates                       50,201        75,899
  Deposit with affiliate                                450,000       350,000
  Investment in Oklahoma Magic, L.P.                          -     1,795,774
  Goodwill, net of accumulated
    amortization of $109,402                            714,469             -
  Other                                               1,320,132       679,106
                                                     ----------    ----------
                                                    $30,702,779   $22,226,145
                                                     ==========    ==========


                        AMERICAN RESTAURANT PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS


                                                  December 29,     December 30,
 LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)       1998            1997
-----------------------------------------------   ------------     ------------
 Current liabilities:
  Accounts payable                                  $ 2,390,582   $ 3,042,151
  Due to affiliates                                     226,322        50,539
  Accrued payroll and other taxes                       635,805       385,016
  Accrued liabilities                                 1,272,957       784,661
  Current maturities of long-term debt,
    including $4,186,311 and $11,556,077
    of notes payable in default in
    1998 and 1997, respectively                       6,182,101    12,899,728
  Current portion of obligations
   under capital leases                                  47,528        36,492
                                                     ----------    ----------
     Total current liabilities                       10,755,295    17,198,587

  Other noncurrent liabilities                          563,095       204,337
  Long-term debt                                     23,447,773     7,105,615
  Obligations under capital leases                    1,495,486     1,608,356
  Minority interests in
    Operating Partnerships                              395,908       120,702
  Commitments and contingencies                               -             -

  Partners' capital (deficiency):
    General Partners                                     (8,245)       (7,864)
    Limited Partners:
     Class A Income Preference, authorized 875,000
       units; issued 814,010 units (814,304 in 1997)  5,543,603     5,623,790
     Classes B and C, issued 948,039 and
       1,663,820 class B and C units, respectively
       (1,193,852 and 1,976,807 units in 1997,
       respectively)                                (10,058,014)   (8,322,372)
    Cost in excess of carrying value
     of assets acquired                              (1,323,681)   (1,323,681)
    Cumulative comprehensive (loss) income             (108,441)       18,675
                                                     ----------    ----------
    Total partners' capital (deficiency)             (5,954,778)   (4,011,452)
                                                     ----------    ----------
                                                    $30,702,779   $22,226,145
                                                     ==========    ==========



                           See accompanying notes.



                               AMERICAN RESTAURANT PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                Years ended December 29, 1998,
                            December 30, 1997 and December 31, 1996

                                                            1998          1997           1996
                                                        -----------    ----------     ----------
 Net sales                                              $43,543,633   $38,977,341    $40,424,953

 Operating costs and expenses:
  Cost of sales                                          11,710,209    10,586,372     10,762,986
  Restaurant labor and benefits                          12,500,842    11,043,688     10,672,030
  Advertising                                             2,844,451     2,511,470      2,744,864
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                          8,337,961     7,691,831      7,433,450
  General and administrative:
   Management fees - related party                        2,894,911     2,710,449      2,808,484
   Other                                                    631,999       371,443        766,551
  Depreciation and amortization                           2,149,606     2,078,061      1,687,090
  Loss on restaurant closings                                23,747       792,219         97,523
  Equity in loss of affiliate                                 7,250       758,383        375,632
                                                         ----------    ----------     ----------
       Income from operations                             2,442,657       433,425      3,076,343

 Interest income                                             29,783        29,350         34,253
 Interest expense                                        (2,662,061)   (2,476,304)    (1,668,551)
 Gain on life insurance settlement                          875,533             -              -
 Gain on fire settlement                                          -             -        157,867
                                                         ----------    ----------     ----------
                                                         (1,756,745)   (2,446,954)    (1,476,431)
                                                         ----------    ----------     ----------
 Income (loss) before minority interest                     685,912    (2,013,529)     1,599,912

 Minority interests in (income) loss
   of Operating Partnerships                                122,805        20,135        (15,999)
                                                         ----------    ----------     ----------
 Net income (loss)                                      $   808,717   $(1,993,394)   $ 1,583,913
                                                         ==========    ==========     ==========


 Net income (loss) allocated to Partners:
  Class A Income Preference                             $   165,210   $  (406,975)   $   324,763
  Class B                                               $   242,003   $  (596,643)   $   473,352
  Class C                                               $   401,504   $  (989,776)   $   785,798

 Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                                 814,145       815,305        815,309
  Class B                                                 1,192,579     1,195,273      1,188,332
  Class C                                                 1,978,589     1,982,849      1,972,716

 Basic and diluted income (loss)
  before minority interest per
  Partnership unit                                      $      0.17   $     (0.50)   $      0.40

 Basic and diluted minority interest
  per Partnership unit                                  $      0.03   $         -    $         -

 Basic and diluted net income (loss)
  per Partnership unit                                  $      0.20   $     (0.50)   $      0.40

 Distributions per Partnership unit                     $      0.30   $      0.32    $      0.74

                                 See accompanying notes.




                                                           AMERICAN RESTAURANT PARTNERS, L.P.

                                                Consolidated Statements of Partners' Capital (Deficiency)

                                         Years ended December 29, 1998, December 30, 1997, and December 31, 1996


                             General Partners                 Limited Partners
                              --------------    ----------------------------------------           Cost in
                                Classes B         Class A Income                          Notes    excess of  Cumulative
                                   and C            Preference       Classes B and C   receivable  carrying  comprehensive
                              --------------    ----------------- ---------------------  from     value of     income
                              Units  Amounts    Units    Amounts    Units     Amounts  employees assets acquired (loss)    Total
                              -----  -------   -------  --------- ---------  ----------   ------  ------------ -------   ----------
Balance at December 26, 1995   3,940 $(3,290) 815,309 $ 6,572,923 3,143,920 $(4,688,254) $(6,300) $(1,323,681)$      -  $   551,398

Net Income                        -   1,572        -     324,763         -   1,257,578        -            -         -    1,583,913
Unrealized loss on investments
  available-for-sale              -       -        -           -         -           -        -            -   (44,325)     (44,325)
                                                                                                                           ---------
Comprehensive income                                                                                                       1,539,588
Partnership distributions         -  (2,916)       -    (603,166)        -  (2,335,633)       -            -         -   (2,941,715)
Units sold to employees           -       -        -           -    30,750      58,500        -            -         -       58,500
Units issued to employees
  as compensation                 -       -        -           -         -      15,900        -            -         -       15,900
Units purchased from employees    -       -        -           -   (45,261)   (119,208)       -            -         -     (119,208)
Reduction of notes receivable     -       -        -           -         -           -    6,300            -         -        6,300
                              -----  ------  -------   --------- ---------  ----------    -----   ----------   -------   ----------
Balance at December 31, 1996  3,940  (4,634) 815,309   6,294,520 3,129,409  (5,811,117)       -   (1,323,681)  (44,325)    (889,237)

Net Loss                          -  (1,970)       -    (406,975)        -  (1,584,449)       -            -         -   (1,993,394)
Unrealized gain on investments
  available-for-sale              -       -        -           -         -           -        -            -    63,000       63,000
                                                                                                                         ----------
Comprehensive loss                                                                                                     (1,930,394)
Partnership distributions         -  (1,260)       -    (260,718)        -  (1,015,039)       -            -         -   (1,277,017)
Units sold to employees           -       -        -           -    47,250     106,233        -            -         -      106,233
Units purchased                   -       -     (995)     (3,037)   (6,000)    (18,000)       -            -         -      (21,037)
                              -----  ------  -------   --------- ---------   ---------    -----   ----------   -------   ----------
Balance at December 30, 1997  3,940  (7,864) 814,314   5,623,790 3,170,659  (8,322,372)       -   (1,323,681)   18,675   (4,011,452)

Net Income                        -     801        -     165,210         -     642,706        -            -         -      808,717
Unrealized loss on investments
  available-for-sale              -       -        -           -         -           -        -            -  (127,116)    (127,116)
                                                                                                                         ----------
Comprehensive income                                                                                                        681,601
Partnership distributions         -  (1,182)       -    (244,128)        -    (949,721)       -            -         -   (1,195,031)
Units purchased                   -       -     (304)     (1,269) (558,800) (1,428,627)       -            -         -   (1,429,896)
                              -----  ------  -------   --------- --------- -----------    -----   ----------   -------   ----------
Balance at December 29, 1998  3,940 $(8,245) 814,010  $5,543,603 2,611,859$(10,058,014)       -  $(1,323,681)$(108,441) $(5,954,778)
                              =====  ======  =======   ========= ========= ===========    =====   ==========   =======   ==========


                                                                   See accompanying notes.





                               AMERICAN RESTAURANT PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Years Ended December 29, 1998
                            December 30, 1997 and December 31, 1996

                                                          1998           1997           1996
                                                       ----------     ----------     ----------
Cash flows from operating activities:
 Net income (loss)                                    $   808,717    $(1,993,394)   $ 1,583,913
 Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
   Depreciation and amortization                        2,149,606      2,078,061      1,687,090
   Provision for deferred rent                              9,554         10,067         13,477
   Provision for deferred compensation                          -              -          6,300
   Unit compensation expense                                    -              -         15,900
   Equity in loss of affiliate                              7,250        758,383        375,632
   Loss on default in pooled loans                         67,963        269,761              -
   (Gain) loss on disposition of assets                   (41,498)         4,876         12,791
   Gain on life insurance settlement                     (875,533)             -              -
   Loss on restaurant closings                             23,747        792,219         97,523
   Minority interest in Operating Partnerships           (122,805)       (20,135)        15,999
   Gain on fire settlement                                      -              -       (157,867)
 Net change in operating assets and liabilities:
   Accounts receivable                                   (121,199)        71,277        (79,119)
   Due from affiliates                                    (16,525)       (48,503)         5,134
   Inventories                                            (26,398)        32,487        (43,590)
   Prepaid expenses                                       204,523        (33,169)       (67,972)
   Deposit with affiliate                                       -              -        (20,000)
   Accounts payable                                    (1,692,680)       857,340        211,525
   Due to affiliates                                      173,306        (38,115)        26,362
   Accrued payroll and other taxes                        248,360       (160,800)       225,914
   Accrued liabilities                                     35,092       (224,276)       222,339
   Other, net                                               6,151              -              -
                                                       ----------     ----------     ----------
 Net cash provided by
  operating activities                                    837,631      2,356,079      4,131,351

Investing activities:
 Investment in affiliate prior to consolidation          (390,000)             -     (3,000,000)
 Net cash from consolidation of affiliate                  56,061              -              -
 Purchases of certificates of deposit                           -         (6,567)        (5,103)
 Redemption of certificates of deposit                          -        164,202              -
 Purchase of securities available for sale                      -              -        (97,389)
 Additions to property and equipment                   (2,626,566)    (1,824,195)    (6,747,527)
 Proceeds from sale of property and equipment             518,641         24,810          7,520
 Purchase of franchise rights                                   -        (15,000)       (66,000)
 Funds advanced to affiliates                                   -              -        (57,131)
 Collections of notes receivable from affiliates           35,574         87,255         47,045
 Net proceeds from fire settlement                              -              -        180,437
 Other, net                                                     -        (69,856)      (232,535)
                                                       ----------     ----------     ----------
 Net cash used in
  investing activities                                 (2,406,290)    (1,639,351)    (9,970,683)

Financing activities:
 Proceeds from long-term borrowings                    13,394,950      2,369,000     16,020,932
 Payments on long-term borrowings                     (10,466,003)    (1,492,740)    (7,686,372)
 Payments on capital lease obligations                    (36,689)       (20,196)       (66,535)
 Proceeds from life insurance settlement                1,039,747              -              -
 Distributions to Partners                             (1,195,031)    (1,277,017)    (2,941,715)
 Contribution of capital in Magic
  from minority partners                                   94,200              -              -
 Proceeds from issuance of Class B and C units                  -         68,733         58,500
 Repurchase of units                                   (1,429,896)       (21,037)      (119,208)
 General Partners' distributions
  from Operating Partnerships                             (12,071)       (12,899)       (29,792)
                                                       ----------     ----------     ----------
 Net cash provided by (used in)
  financing activities                                  1,389,207       (386,156)     5,235,810
                                                       ----------     ----------     ----------
      Net (decrease) increase in
       cash and cash equivalents                         (179,452)       330,572       (603,522)

Cash and cash equivalents at beginning of period          509,398        178,826        782,348
                                                       ----------     ----------     ----------
Cash and cash equivalents at end of period                329,946        509,398        178,826
                                                       ==========     ==========     ==========

                                      See accompanying notes.



               AMERICAN RESTAURANT PARTNERS, L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

ORGANIZATION

American Restaurant Partners, L.P. was formed in connection with a public offering of Class A Income Preference Units in 1987 and owns a 99% limited partnership interest in American Pizza
Partners, L.P. (APP). The remaining 1% of American Pizza Partners, L.P. is owned by RMC Partners, L.P. and RMC American Management, Inc. (RAM) as the general partners.

On March 13, 1996, APP purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. (Magic), that owns and operates twenty-seven Pizza Hut restaurants in Oklahoma. Effective August 11, 1998, APP's interest in Magic increased from 45% to 60% in connection with Magic's purchase of a 25% interest from a former limited partner. The remaining partnership interests are held by Restaurant Management Company of Wichita, Inc. (39%) (the Management Company) and RAM (1%), the managing general partner.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, L.C.. The Partnership also began consolidating the accounts of Magic effective August 11, 1998. American Restaurant Partners, L.P., APP, APP Concepts, L.C. and Magic are hereinafter collectively referred to as the Partnership. All significant intercompany transactions and balances have been eliminated. The Partnership accounted for its investment in Oklahoma Magic, L.P. using the equity method of accounting prior to the increase in their ownership from 45% to 60%.

FISCAL YEAR

The Partnership operates on a 52 or 53 week fiscal year ending on the last Tuesday in December. The Partnership's operating results reflected in the accompanying consolidated statements of operations include 52 weeks, 52 weeks and 53 weeks for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively.

EARNINGS PER PARTNERSHIP UNIT

In 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per Partnership unit with basic and diluted earnings per Partnership unit. All earnings per Partnership unit amounts for all periods have been presented, and where appropriate, restated to conform to Statement 128 requirements.

OPERATIONS

All of the restaurants owned by the Partnership are operated under a franchise agreement with Pizza Hut, Inc., the franchisor. The agreement grants the Partnership exclusive rights to develop and operate restaurants in certain franchise territories. The Partnership operates restaurants in Georgia, Louisiana, Montana, Texas, Wyoming and Oklahoma.

A schedule of restaurants in operation for the periods presented in the accompanying consolidated financial statements is as follows:

                                              1998   1997   1996
                                              ----   ----   ----
American Pizza Partners, L.P.
-----------------------------

Restaurants in operation at
   beginning of period                          63     67     60
 Opened                                          1      1      7
 Closed                                         (2)    (5)    --
                                               ---    ---    ---
Restaurants in operation at
   end of period                                62     63     67
                                               ===    ===    ===
Oklahoma Magic, L.P.
--------------------

Restaurants in operation at
   beginning of period                          27
 Opened                                          -
 Closed                                          -
                                               ---
Restaurants in operation at
   end of period                                27
                                               ===

INVENTORIES

Inventories consist of food and supplies and are stated at the lower of cost (first-in, first-out method) or market.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the life of the lease or improvement, whichever is shorter.

The estimated useful lives used in computing depreciation are as follows:

        Buildings                               10 to 30 years
        Restaurant equipment                     3 to  7 years
        Leasehold rights and improvements        5 to 20 years

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for renewals and betterments, which materially extend the useful lives for assets or increase their productivity, are capitalized. Depreciation expense was $1,795,783, $1,856,547 and $1,541,819 for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively.

AMORTIZATION OF GOODWILL

Goodwill resulting from APP's original investment in Magic is being amortized over 29 years using the straight-line method.

FRANCHISE RIGHTS AND FEES

Agreements with the franchisor provide franchise rights for a period of 20 years and are renewable at the option of the Partnership for an additional 15 years, subject to the approval of the franchisor. Initial franchise fees are capitalized and amortized by the straight-line method over periods not in excess of 20 years. Periodic franchise royalty and advertising fees, which are based on a percent of sales, are charged to operations as incurred.

PREOPENING COSTS

Costs incurred before a restaurant is opened, which represent the cost of staffing, advertising, and similar preopening costs, are charged to operations as incurred.

CONCENTRATION OF CREDIT RISKS

The Partnership's financial instruments that are exposed to concentration of credit risks consist primarily of cash, certificates of deposit and accounts receivable. The Partnership places its funds into high credit quality financial institutions and, at times, such funds may be in excess of the Federal Depository insurance limit. The Partnership generally does not require collateral against accounts receivable. Credit risks associated with the majority of customer sales are minimal as such sales are primarily for cash. All notes receivable from affiliates are supported by the guarantee of the majority owner of the Partnership.

INCOME TAXES

The Partnership is not subject to federal or state income taxes and, accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements. Such taxes are the responsibility of the partners based on their proportionate share of the Partnership's taxable earnings.

Due to differences in the rules related to reporting income for financial statement purposes and for purposes of income tax returns by individual limited partners, the tax information sent to individual limited partners differs from the information contained herein. At December 29, 1998, the Partnership's reported amount of its net assets for financial statement purposes were more than the income tax bases of such net assets by approximately $698,000. The differences between generally accepted accounting principles net income (loss) and taxable loss are as follows:

                                             1998      1997
                                             ----      ----
Generally accepted accounting
  net income (loss)                   $   808,717  $(1,993,394)

Depreciation and amortization            (133,606)    (205,737)
Capitalized leases                        163,641      128,791
Equity in loss of affiliate              (751,845)    (655,814)
Loss on restaurant closings              (190,972)     784,297
Loss on disposition of assets             (36,642)    (216,534)
Unicap adjustment                         (70,985)         (76)
Non-taxable life insurance proceeds      (866,778)           -
Other                                      32,295      (12,946)
                                       ----------   ----------
Taxable loss                          $(1,046,175) $(2,171,413)
                                       ==========   ==========

The Omnibus Budget Reconciliation Act of 1987 provides public limited partnerships become taxable entities beginning in 1998. After considering various alternatives, the Partnership delisted from the American Stock Exchange effective November 13, 1997 and now limits trading of its units. As a result, the Partnership will continue to be taxed as a partnership rather than being taxed as a corporation.

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

ACCOUNTING FOR UNIT BASED COMPENSATION

Statement  of   Financial  Accounting  Standards   No.  123,
Accounting for Stock-Based Compensation, recommends, but does not require, companies to change their existing accounting for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to recognize expense for equity-based awards utilizing their estimated fair value on the date of grant. Companies electing to continue to follow accounting rules under APB Opinion No. 25 are required to provide pro forma disclosures of what operating and per share results would have been had the new fair value method been used. The Partnership has elected to continue to apply the existing accounting contained in APB Opinion No. 25, and the required pro forma disclosures have not been presented as there are no material unvested options and no options have been granted in 1998, 1997 or 1996.

INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale are carried at fair value, with the unrealized gains and losses reported as comprehensive income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in other income.

RECLASSIFICATIONS

Certain amounts shown in the 1997 and 1996 consolidated financial statements  have  been  reclassified to  conform  with  the  1998 presentation.

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income (Statement No. 130). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Comprehensive income, as defined, includes all changes reflected directly in Partnership equity during a period from non-owner transactions. The Partnership adopted Statement No. 130 in 1998.

2.  RELATED PARTY TRANSACTIONS
    --------------------------

The Partnership has entered into a management services agreement with RAM whereby RAM is responsible for management of the restaurants for a fee equal to 7% for APP, and 4.5% for Magic, of the gross receipts of the restaurants, as defined. RAM has entered into a management services agreement containing substantially identical terms and conditions with Restaurant Management Company of Wichita, Inc. (the Management Company).

Affiliates of the Management Company provide various other services for the Partnership including promotional advertising. In addition to participating in advertising provided by the franchisor, an affiliated company engages in promotional activities to further enhance restaurant sales. The affiliate's fees for such services are based on the actual costs incurred and principally relate to the reimbursement of print and media costs. In exchange for advertising services provided directly by the affiliate, the Partnership pays a commission based upon 15% of the advertising costs incurred. Such costs were not significant in 1998, 1997 or 1996.

The Partnership maintains a deposit with the Management Company equal to approximately one and one-half month's management fee. Such deposit, $450,000 and $350,000 at December 29, 1998 and December 30, 1997, respectively, may be increased or decreased at the discretion of RAM.

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

Transactions with related parties included in the accompanying consolidated financial statements and notes are summarized as follows:

                                1998        1997         1996
                                ----        ----         ----
Management fees              $2,894,911  $2,710,448   $2,808,484
Management Company bonuses      226,522     155,637      342,684
Advertising commissions          75,745      73,062       66,150

The Partnership has made advances to various affiliates under notes receivable which bear interest at market rates. The advances are to be received in varying installments with maturities as follows: 1999 - $62,511; 2000 - $5,471; 2001 -
$6,043;  2002 - $6,676; 2003 - $7,375; Thereafter - $24,636.  All
such notes are guaranteed by the majority owner of the Partnership. In addition, the Partnership has certain other amounts due from and to affiliates which are on a noninterest bearing basis.

3.  LONG-TERM DEBT
    --------------

Long-term debt consists of the following at December 29, 1998 and December 30, 1997:

                                              1998       1997
                                              ----       ----
Notes payable to Intrust Bank in Wichita,
 payable in monthly installments
 aggregating $122,520, including interest
 at variable rates from 8.5% to 9.50%,
 due at various dates through 2004       $ 8,045,758  $7,998,688

Notes payable to Franchise Mortgage
 Acceptance Company (FMAC) payable
 in monthly installments aggregating
 $262,643, including interest at fixed
 rates from 8.81% to 10.95%, due
 at various dates through May 2013        20,815,919   9,824,118

Notes payable to Heller Financial
 Corporation payable in monthly
 installments aggregating
 $48,043, including interest at
 fixed rates of 9.32% and 9.55%,
 refinanced during 1998                            -   2,001,719

Notes payable to HGO, payable
 in quarterly installments of
 $41,397 including interest at
 a fixed rate of 8%, due at
 various dates through August 2003           600,115           -

Notes payable to various banks,
 payable in monthly installments
 aggregating  $4,169, including interest
 at fixed and variable rates from 8.96%
 to 10.0% at December 29, 1998, due at
 various dates through August 2006           168,082     180,818
                                          ----------  ----------
                                          29,629,874  20,005,343
Less current portion                       6,182,101  12,899,728
                                          ----------  ----------
                                         $23,447,773 $27,105,615
                                          ==========  ==========

All borrowings through Heller Financial Corporation were part of borrowing agreements which required, among other conditions, the Partnership maintain certain financial ratios which include a fixed charge coverage ratio, as defined. All borrowings through FMAC require the Partnership maintain a fixed charge coverage ratio as defined by the loan covenants under the borrowing agreements. The Partnership has met all scheduled debt payments; however, it was not in compliance with the fixed charge coverage ratio required by the loan covenants under the borrowing agreements during and subsequent to the year ended December 30, 1997. Accordingly, the entire amount of these borrowings was reflected in the current portion of long-term debt at
December 30, 1997. On April 20, 1998, APP refinanced with new promissory notes to FMAC the notes with Heller Financial Corporation, $4.2 million of notes with Intrust Bank, and $3.0 million of notes with FMAC over 15 years at an interest rate of 8.81% bringing APP into compliance with the fixed charge coverage ratio. The write-off of unamortized loan cost related to this refinancing was not material. Magic is not in compliance with the fixed charge coverage ratio required by the FMAC loan covenants during and subsequent to the year ended December 29, 1998. Accordingly, the entire amount of Magic's borrowings with FMAC is reflected in the current portion of long-term debt at December 29, 1998.

The refinancing with FMAC required the Management Company to act as Accommodation Maker and execute the promissory notes and security agreements as borrower, enabling APP to obtain a lower interest rate and more favorable borrowing terms. In return, APP must pay the Management Company an annual fee equal to 1% of the outstanding loan balance, determined as of the first day of each calendar quarter, payable in advance. The accommodation fee amounted to $70,775 for the year ended December 29, 1998.

Certain borrowings through FMAC are part of loans "pooled" together with other franchisees in good standing and approved restaurant concepts, as defined, and sold to the secondary market. The Partnership has provided to FMAC a limited, contingent guarantee equal to 13% of the original loan balance for APP and 15% of the original loan balance for Magic ($555,560 at December 29, 1998), referred to as the "Performance Guarantee Amount" (PGA). At December 29, 1998 and December 30, 1997, certain loans within the Partnership's "pool" were in default. This resulted in the Partnership recording interest expense of $67,963 and $280,062, during 1998 and 1997 respectively, representing the Partnership's total liability for these defaulted loans under the PGA. This liability is payable in monthly installments over the remaining term of the loan. The PGA remains in effect until the loans are discharged, prepaid, accelerated, or mature, as defined in the secured promissory note.

Subsequent to December 29, 1998, Intrust Bank made a commitment to APP to renew $2,055,000 of its notes payable through April 1, 2000. In addition, Intrust Bank refinanced $500,000 of Magic's notes payable with a new promissory note dated January 1, 1999 which matures January 1, 2004. Accordingly, the current and non-current portion of long-term debt reflects the terms of the agreements.

All borrowings are secured by substantially all land, buildings, and equipment of the Partnership. In addition, all borrowings, except for the FMAC loans are supported by the guarantee of the majority owner of the Partnership.

Future  annual  long-term debt maturities, exclusive  of  capital
lease commitments over the next five years are as follows:   1999
-  $6,182,101;  2000  -  $3,918,463; 2001 -  $2,040,176;  2002  -
$2,010,269; and 2003 - $3,550,511.

Cash  paid for interest was $2,194,670, $1,943,870 and $1,383,668 for  the  years ended December 29, 1998, December 30,  1997,  and
December 31, 1996, respectively.

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

Minimum and contingent rent payments for land and buildings leased from affiliates were $30,250, $27,500 and $27,500 for the years ended December 29, 1998, December 30, 1997 and December 31,
1996.

Total minimum and contingent rent expense under all operating lease agreements were as follows:

                           1998             1997           1996
                           ----             ----           ----

Minimum rentals          $904,665         $780,143       $827,558
Contingent rentals        147,673          101,657        171,144

Future minimum payments under capital leases and noncancelable operating leases with an initial term of one year or more at December 29, 1998, are as follows:

                                       Operating
                                      Leases With     Operating
                           Capital     Unrelated     Leases With
                           Leases       Parties       Affiliates

          1999          $  221,317    $1,243,548    $   30,250
          2000             226,829     1,085,242        30,250
          2001             230,077       951,394        30,250
          2002             230,077       779,837         7,563
          2003             230,077       593,685             -
          Thereafter     1,834,601     2,294,214             -
                         ---------     ---------     ---------
Total minimum payments   2,972,978    $6,947,920    $   98,313
Less interest            1,429,964     =========     =========
                         ---------
                         1,543,014
Less current portion        47,528
                         ---------
                        $1,495,486
                         =========

Amortization of property under capital leases, determined on the straight-line basis over the lease terms totaled $106,677, $150,288, and $165,360 for the years ended December 29, 1998, December 30, 1997 and December 31, 1996, respectively. Capital lease interest was $290,374, $212,890 and $210,551, respectively, over the same years ended. The amortization is included in
depreciation  and  amortization  expense   and  the  interest  is
included in interest expense in the accompanying consolidated statements of operations. The cost of property under capital leases was $2,077,751 and $2,369,199  at  December 29,  1998  and
December 30, 1997, respectively, and accumulated amortization on such property under capital leases was $1,188,156 and $1,273,066 at December 29, 1998 and December 30, 1997, respectively.

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

6.  DISTRIBUTIONS TO PARTNERS
    -------------------------

On  January  5, 1999, the Partnership declared a distribution  of
$.10  per  Unit  to all Unitholders of record as of  January  15,
1999.   The  total distribution is not reflected in the  December
29, 1998 consolidated financial statements.

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

A summary of Units under options in the Plan is as follows:

                                    Units         Option Price
                                    -----         ------------
Balance at December 31, 1996        1,715          $8.50-9.00

   Terminated                        (800)            9.00
   Expired                           (290)            9.00
                                    -----            -----
Balance at December 30, 1997
  and December 29, 1998               625            $8.50
                                    =====            =====

At  December  29,  1998, options on 625 Units  were  exercisable.
Unit options available for future grants totaled 48,611 at December 29, 1998 and December 30, 1997.

8.   FIRE SETTLEMENT
     ---------------

During 1996, the Partnership incurred a fire at one of its restaurants. The property was insured for replacement cost and the Partnership realized a gain of $157,867.

9.  LIFE INSURANCE SETTLEMENT
    -------------------------

During 1998, the Partnership collected on a life insurance policy purchased in 1993 on one of its original investors. This investor owned approximately 438,600 Class B and C units. The policy was purchased with the intent of providing the Partnership a means of repurchasing his units upon his death if his heirs so desired. The investor died in May of 1998. The Partnership recognized a gain of $876,000 upon receipt of the insurance proceeds. The units were repurchased on December 29, 1998 at
$2.55 per unit for a total purchase price of $1,118,430. In addition, if the nine Pizza Hut restaurants located within the Billings, Montana ADI, including the associated franchises, real estate and operating assets, (the BM Restaurants) are sold to an unrelated party in one or more transactions and the sale transaction(s) are closed prior to January 1, 2001, then the heirs will receive as additional consideration for the purchase of the units a contingent payment of $0.50 per unit, or $219,300. If the BM Restaurants are not sold within that time, the obligation to make the contingent payment will expire. The Partnership is not required to market or sell the BM Restaurants or to accept any offer by any party to purchase such BM Restaurants.

10.  CLASS B AND C RESTRICTED UNITS SOLD TO EMPLOYEES
     ------------------------------------------------

On July 1, 1994, the Partnership entered into a Unit Purchase Agreement with certain employees whereby the employees may purchase Class B and C Units every six months beginning July 1, 1994, and continuing until January 1, 1998. The purchase price per unit was $2.00 with a total of 75,000 units to be purchased over three and one-half years. During 1997 and 1996, the Partnership issued 47,250 and 30,750 Class B and C units for $94,500 and $58,500, respectively.

During 1993, the Partnership issued 25,200 Class B and C Units to certain employees in exchange for notes receivable which were forgiven by the Partnership over a three-year period. The forgiveness of the note receivable balance together with interest thereon was recognized as compensation expense over the three-year period. Total compensation expense recognized in 1996 was $6,300 which is included as restaurant labor and benefits in the accompanying statements of income. The Units are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units in the event the employee is terminated for an amount not to exceed $3.00 per unit.

11.  PARTNERS' CAPITAL
     -----------------

During 1998 and 1997, the Partnership purchased 304 and 995 Class
A  Income  Preference Units for $1,269 and $3,037,  respectively.
These Units were retired by the Partnership.

12.  INVESTMENTS
     -----------

The Partnership purchased common stock of a publicly traded company for investment purposes. The following is a summary of available-for-sale securities:

                                        Cumulative     Estimated
                                        Unrealized       Fair
                          Cost        Gains/(Losses)     Value
                          ----        --------------   ---------

December 29, 1998       $177,076         $(108,441)     $ 68,635
                         =======          ========       =======
December 30, 1997       $177,076         $  18,675      $195,751
                         =======          ========       =======
December 31, 1996       $177,076         $ (44,325)     $132,751
                         =======          ========       =======

The net adjustment to unrealized gain/(loss) on securities available-for-sale is included in comprehensive income.

13.  INVESTMENT IN AFFILIATE
     -----------------------

On  March  13, 1996, the Partnership purchased a 45% interest  in
Magic, a newly formed limited partnership, for $3.0 million in cash. Magic owns and operates twenty-seven Pizza Hut restaurants in Oklahoma. In November 1996 Magic notified Hospitality Group of Oklahoma, Inc. (HGO), the former owners of the Oklahoma restaurants, that it was seeking to terminate HGO's interest in Magic pursuant to the terms of the Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleged HGO contacted and offered employment to a significant number of the management employees of Magic. Magic also alleged HGO made certain misrepresentations at the formation of Magic. HGO denied such franchise violations occurred and that it had made any misrepresentations at the formation of Magic. HGO asserted it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of Magic's operations.

The  matter  was settled in August 1998 with Magic paying  HGO  a
Section 736(a) guaranteed payment of $255,000 for the period November 11, 1996 through the settlement date. In addition, Magic purchased HGO's interest in Magic for $205,000 consisting of $105,000 cash and a $100,000 note at 8% interest for five years, payable quarterly. Magic also paid the two stockholders of HGO $240,000 for a noncompete agreement prohibiting them from engaging in the pizza business for the next 60 months in any market Magic operated in as of May 11, 1998. Upon completion of the settlement, the Partnership's interest in Magic increased from 45% to 60%. Therefore, beginning August 11, 1998, Magic's financial statements were consolidated into the Partnership's consolidated financial statements. Prior to August 11, 1998, the Partnership accounted for its investment in Magic using the equity method of accounting. As of December 29, 1998, the Partnership has goodwill, net of accumulated amortization, of $714,469 representing the excess purchase price of the original equity investment in the net assets acquired. The goodwill is being amortized over 29 years. Condensed financial statements for Magic accounted for under the equity method of accounting through August 10, 1998 are as follows:

                                       (Unaudited)
                                        August 10,   December 30,
                                           1998          1997
                                        ----------   -----------
Balance sheet:
  Current assets                       $   433,472   $   543,764
  Noncurrent assets                      9,498,425     9,946,529
                                        ----------    ----------
                                       $ 9,931,897   $10,490,293
                                        ==========    ==========

  Current liabilities                  $ 6,422,027   $ 6,608,680
  Noncurrent liabilities                 1,769,124     2,260,317
  Partners' equity                       1,740,746     1,621,296
                                        ----------    ----------
                                       $ 9,931,897   $10,490,293
                                        ==========    ==========


                           (Unaudited)              (Unaudited)
                           For the 32    For the     For the 41
                           weeks ended  Year ended   weeks ended
                            August 10,  December 30, December 31,
                              1998        1997        1996
                           -----------  -----------  -----------
Statement of Operations:
  Revenues                 $10,087,820  $15,712,313  $12,805,324
  Cost of sales              2,578,865    4,308,896    3,670,348
  Operating expenses         7,071,979   12,297,095    9,531,718
  Operating income (loss)      436,976     (893,678)    (396,742)
  Other expense
    (principally interest)     453,087      791,610      437,976
                            ----------   ----------   ----------
  Net loss                 $   (16,111) $(1,685,288) $  (834,718)
                            ==========   ==========   ==========

The  proforma unaudited results of operations for the years ended
December 29, 1998 and December 30, 1997, assuming the increase in the Partnership's interest in Magic from 45% to 60% occured as of January 1, 1997, are as follows:

                                            (Unaudited)
                                     December 29,    December 30,
                                         1998           1997
                                     ------------    -----------
Net sales                            $53,631,453     $54,689,655
Net income (loss)                        806,324      (2,243,655)
Net income (loss) per
  per Partnership unit               $      0.20     $     (0.56)




                                                    Exhibit 10.10


                      SETTLEMENT AGREEMENT


     This is an agreement between the parties to settle a dispute now pending in American Arbitration Association Case No. 5718012997. It is intended that this settlement be a binding and enforceable agreement upon execution by the parties. The parties acknowledge that additional documentation may be necessary in order to complete the transaction referenced in this Settlement Agreement. The parties will work in good faith toward the
preparation  and  execution  of  those  documents.   The  parties
understand that the terms of the Settlement Agreement may be enforced without regard to the subsequent execution of those documents.

     The terms of the settlement are as follows:

      1. The settling parties are Oklahoma Magic, L.P., Hal W. McCoy, Hospitality Group of Oklahoma, Inc. ("HGO"), Homayoun Aminmadani, and Farzin Ferdowsi. Oklahoma Magic, L.P. and its affiliates Hal W. McCoy, Restaurant Management Company of Wichita, Inc., and RMC American Management, Inc. are collectively referred to as "Oklahoma Magic". For the purpose of the releasees referred to herein, Oklahoma Magic shall join in the release given to HGO, Homayoun Aminmadani, and Farzin Ferdowsi and shall receive the same release from them. The settling parties agree to exchange mutual Releases fully releasing and discharging any claims they may have against the other, their agents and employees, which are the subject of the arbitration proceeding referenced herein or which may otherwise exist between the parties as of the date of this settlement.

      2. Oklahoma Magic will pay to HGO the sum of $205,000 for the purchase of HGO's interest in Oklahoma Magic, L.P., payable as $105,000 in cash on or before August 11, 1998, and the remaining $100,000 to be paid by a $100,000 note, dated August 11, 1998, at 8% for five years, payable quarterly, with the first payment due on November 11, 1998. The payment of that amount recognizes the termination of HGO's partnership interest pursuant to the adverse terminating event as declared by Mr. McCoy's letter dated November 11, 1996, with the date of termination as set forth therein. Upon receipt of the cash payment, HGO will execute all documents necessary to transfer its ownership interest, and all parties to the agreement will exchange mutual releases.

      3.  Oklahoma Magic will pay to HGO the sum of $255,000 as a
Section 736(a) guaranteed payment for the time period between November of 1996 and October of 1998. This payment to be made on or before August 11, 1998.

      4. In return for a noncompete agreement, Oklahoma Magic will pay to Homayoun Aminmadani and Farzin Ferdowsi the sum of $240,000. This sum is to be paid on or before August 11, 1998. This sum is calculated at $2,000 per month each (for a total of $4,000) for 60 months for Homayoun Aminmadani and Farzin Ferdowsi. The money is all to be paid up front with no discount for the advance payment. Homayoun Aminmadani and Farzin Ferdowsi will execute a noncompete agreement whereby they agree not to engage in the pizza business (as defined by the 1990 PHI Franchise Agreement) in any market where Oklahoma Magic, L.P. operates on May 11, 1998. [This is the old HGO market.]

      5. The cash payments by Oklahoma Magic, as referenced in paragraphs 2, 3 and 4 above, are due and owing on or before August 11, 1998. If Oklahoma Magic defaults in all, or a portion of, the cash payments then due and owing, Oklahoma Magic will, in addition to the payments required under this agreement, be liable for interest on the unpaid amount at the rate of 10% per annum calculated from May 11, 1998, until paid, together with costs of collection, including attorney's fees.

      6. Acceptance of this agreement will result in the termination of the current arbitration proceeding, subject only to the right of the parties to enforce this agreement.

      7. It is contemplated that HGO and Homayoun Aminmadani and Farzin Ferdowsi will be released by PHI from whatever their obligations are under the Oklahoma Magic Franchise Agreement (Franchise Agreement No. 858) and that PHI must approve this transfer of interest from HGO to Oklahoma Magic, L.P. Oklahoma Magic, L.P. will request the release and transfer approval. Oklahoma Magic will take all steps necessary to obtain the release and transfer and will bear all expenses related thereto. If PHI will not release HGO, Homayoun Aminmadani and Farzin Ferdowsi then, at their option, this agreement may be terminated or, in the alternative, Oklahoma Magic shall indemnify them from all losses, costs or expense, including attorney's fees, related to the Franchise Agreement.

      8. The parties agree they mutually regret their past disagreements and misunderstandings. The parties to this agreement will not initiate contact to seek to employ employees from the other party without express written permission, which permission shall not be unreasonably withheld.

      This agreement has been signed by Mr. McCoy on behalf of himself, Oklahoma Magic, L.P., Restaurant Management Company of Wichita, Inc., and RMC American Management, Inc. Messrs.
Aminmadani and Ferdowsi need to sign on behalf of Hospitality Group of Oklahoma, Inc., and on behalf of themselves. The parties agreed that this agreement may be executed in counterparts, each of which shall be deemed an original. The parties agree that facsimile signatures are effective as original signatures.

Hal W. McCoy                   Hospitality Group of Oklahoma, Inc.
Oklahoma Magic, L.P.
RMC American Management, Inc.
Restaurant Management Company
    of Wichita, Inc,           By:  /s/ Homayoun Aminmadani
                                  -------------------------
                                  Homayoun Aminmadani, individually,
                                  and in his representative
                                  capacity as an officer of
                                  Hospitality Group
By:  /s/ Hal W. McCoy             of Oklahoma, Inc.
   ------------------
   Hal W. McCoy, individually
   and in his respective
   capacity as an officer of
   the named entities          By:  /s/ Farzin Ferdowsi
                                  ---------------------
                                  Farzin Ferdowsi, individually,
                                  and in his representative
                                  capacity as an officer of
                                  Hospitality Group of Oklahoma, Inc.



                                                Exhibit 23.1



               Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-20784) pertaining to the Class A Unit Option Plan of American Restaurant Partners, L.P. of our report dated March 12, 1999, with respect to the consolidated financial statements of American Restaurant Partners, L.P. and our report dated March 19, 1998, with respect to the consolidated financial statements of Oklahoma Magic, L.P. included in American Restaurant Partners, L.P.'s Annual Report (Form 10-K) for the year ended December 29, 1998.


                                   /s/Ernst & Young LLP

Wichita, Kansas
March 22, 1999





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

                                    /s/Ernst & Young LLP


Wichita, Kansas
March 19, 1998


                             OKLAHOMA MAGIC, L.P.

                               BALANCE SHEETS

                                                                  (Unaudited)
                                                    December 30,  December 31,
        ASSETS                                          1997          1996
----------------------------                        ------------  -----------
 Current assets:
  Cash and cash equivalents                         $   242,741   $   594,026
  Investments available for sale,
   at fair market value                                       -        73,750
  Accounts receivable                                    70,300        71,964
  Due from affiliates                                    28,780        33,134
  Inventories                                           112,920       131,678
  Prepaid expenses                                       89,023        90,707
                                                     ----------    ----------
     Total current assets                               543,764       995,259

 Property and equipment, at cost:
  Land                                                  433,468       403,389
  Restaurant equipment                                1,461,776     1,396,565
  Leasehold rights and building improvements          3,240,488     3,313,182
                                                     ----------    ----------
                                                      5,135,732     5,113,136
  Less accumulated depreciation and amortization        769,318       326,059
                                                     ----------    ----------
                                                      4,366,414     4,787,077

 Other assets:
  Franchise rights, net of accumulated
    amortization of $367,141 ($148,419 in 1996)       5,069,765     5,288,487
  Development rights, net of accumulated
    amortization of $15,204 ($6,146 in 1996)            209,796       218,854
  Deposit with affiliate                                110,000       100,000
  Other                                                 190,554       230,270
                                                     ----------    ----------
                                                    $10,490,293   $11,619,947
                                                     ==========    ==========

 LIABILITIES AND PARTNERS' CAPITAL
----------------------------------
 Current liabilities:
  Accounts payable                                  $ 1,152,058   $ 1,137,616
  Due to affiliates                                           -         8,048
  Accrued payroll and other taxes                       219,650       197,963
  Accrued liabilities                                   347,387       401,730
  Current maturities of long-term debt,
    including $4,597,311 of notes
    payable in default in 1997                        4,889,585     1,475,695
                                                     ----------    ----------
     Total current liabilities                        6,608,680     3,221,052

 Other noncurrent liabilities                           355,468             -

 Long-term debt                                       1,904,849     5,115,950

 Partners' capital:
  General Partner                                        43,700        47,913
  Limited Partners                                    1,577,596     3,258,671
  Unrealized loss in
     investment securities                                    -       (23,639)
                                                     ----------    ----------
 Total partners' capital                              1,621,296     3,282,945
                                                     ----------    ----------
                                                    $10,490,293   $11,619,947
                                                     ==========    ==========

                         See accompanying notes.






                         OKLAHOMA MAGIC, L.P.

                      STATEMENTS OF OPERATIONS

                                                                  (Unaudited)
                                                   Year ended   41 weeks ended
                                                   December 30,   December 31,
                                                       1997           1996
                                                   -----------    -----------
 Net sales                                         $15,712,313    $12,805,324

 Operating costs and expenses:
  Cost of sales                                      4,308,896      3,670,348
  Restaurant labor and benefits                      4,895,725      4,028,218
  Advertising                                        1,283,130      1,065,245
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                     3,924,738      3,376,983
  General and administrative:
   Management fees - related party                     550,596        448,184
   Other                                                28,594         78,638
  Depreciation and amortization                        829,513        534,450
  Loss on restaurant closings                          784,799              -
                                                    ----------     ----------
 Loss from operations                                 (893,678)      (396,742)

 Interest expense                                     (791,610)      (437,976)
                                                    ----------     ----------
 Net loss                                          $(1,685,288)   $  (834,718)
                                                    ==========     ==========


                             See accompanying notes.



                                        OKLAHOMA MAGIC, L.P.

                                  STATEMENTS OF PARTNERS' CAPITAL

                       Years Ended December 30, 1997 and December 31, 1996
                                                                                           Unrealized
                                                                                          gain/(loss)
                                                                                         on securities
                                                            General         Limited        available
                                                            Partner         Partners        for sale         Total
                                                        -------------     -----------    -------------     ----------
Balance at March 13, 1996, inception (Unaudited)       $      50,000       4,091,302               -       4,141,302
Net loss (Unaudited)                                          (2,087)       (832,631)              -        (834,718)
Change in unrealized loss
  on securities available for sale (Undaudited)                    -               -         (23,639)        (23,639)
                                                             -------      ----------         -------      ----------
Balance at December 31, 1996 (Unaudited)                      47,913       3,258,671         (23,639)      3,282,945
Net loss                                                      (4,213)     (1,681,075)              -      (1,685,288)
Change in unrealized loss
  on securities available for sale                                 -               -          23,639          23,639
                                                             -------      ----------         -------      ----------
Balance at December 30, 1997                           $      43,700       1,577,596               -       1,621,296
                                                             =======      ==========         =======      ==========

                                              See accompanying notes.



                               OKLAHOMA MAGIC, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                  (Unaudited)
                                                    Year Ended   41 Weeks Ended
                                                   December 30,   December 31,
                                                       1997             1996
                                                   -----------    ------------
Cash flows from operating activities:
 Net loss                                          $(1,685,288)   $  (834,718)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Depreciation and amortization                       829,513        534,450
   (Gain)/loss on disposition of assets                 17,895         (5,250)
   Gain on fire settlement                             (32,150)             -
   Loss on restaurant closings                         784,799              -
   Loss on default in pooled loans                     140,991              -
 Net change in operating assets and liabilities:
   Accounts receivable                                   1,664        (71,964)
   Due from affiliates                                   4,354        (33,134)
   Inventories                                          18,758          8,322
   Prepaid expenses                                      1,684        (88,107)
   Deposit with affiliate                              (10,000)      (100,000)
   Accounts payable                                     14,442      1,137,616
   Due to affiliates                                    (8,048)         8,048
   Accrued payroll and other taxes                      21,687        197,963
   Accrued liabilities                                 (54,343)       279,230
                                                    ----------     ----------
 Net cash provided by
  operating activities                                  45,958      1,032,456

Investing activities:
 Purchase of securities available for sale                   -        (97,389)
 Proceeds from sale of securities available for sale    83,243              -
 Additions to property and equipment                  (679,440)    (1,546,660)
 Purchase of development rights                              -       (225,000)
 Proceeds from sale of property and equipment           40,598          5,250
 Net proceeds from fire settlement                     121,588              -
 Other, net                                            (25,030)        95,418
                                                    ----------     ----------
 Net cash used in
  investing activities                                (459,041)    (1,768,381)

Financing activities:
 Proceeds from long-term borrowings                  1,350,000      1,113,674
 Payments on long-term borrowings                   (1,288,202)      (249,017)
                                                    ----------     ----------
 Net cash provided by
  financing activities                                  61,798        864,657
                                                    ----------     ----------
      Net (decrease) increase in
       cash and cash equivalents                      (351,285)       128,732

Cash and cash equivalents at beginning of period       594,026        465,294
                                                    ----------     ----------
Cash and cash equivalents at end of period         $   242,741    $   594,026
                                                    ==========     ==========

                               See accompanying notes.




                      OKLAHOMA MAGIC, L.P.

                  NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 30, 1997
           (Information with respect to data prior to
                 January 1, 1997 is unaudited.)


1.  SIGNIFICANT ACCOUNTING POLICIES
    -------------------------------

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

INVESTMENTS AVAILABLE-FOR-SALE

Investments  available-for-sale are carried at fair  value,  with unrealized  gains and losses reported in a separate component  of partners'  capital.  Realized gains and losses  and  declines  in value  judged  to  be  other-than-temporary on available-for-sale
securities  are  included  in investment  income.   The  cost  of
securities  sold is based on the specific identification  method.
Interest and dividends on securities classified as available-for-
sale are included in investment income.


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

Affiliates  of  the  Management  Company  provide  various  other services  for  the Partnership including promotional advertising.
In  addition  to  participating in advertising  provided  by  the
franchisor,   an   affiliated  company  engages  in   promotional
activities  to further enhance restaurant sales.  The affiliate's
fees for such services are based on the   actual  costs  incurred
and  principally   relate  to   the reimbursement  of  print  and
media  costs.   In  exchange   for advertising  services provided
directly  by  the  affiliate,  the Partnership  pays a commission based upon 15% of the  advertising costs incurred.

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


3.  LONG-TERM DEBT
    --------------

Long-term debt consists of the following at December 30, 1997 and December 30, 1996:

                                              1997        1996
                                              ----        ----
Notes payable to Intrust Bank in Wichita,
 payable in monthly installments
 aggregating $29,724, including interest
 at the bank's base rate plus 1%
 (9.50% at December 30, 1997)
 adjusted monthly, due at various
 dates through 2002                      $ 1,537,497  $1,100,000

Notes payable to Franchise Mortgage
 Acceptance Company payable in monthly
 installments aggregating $72,055,
 including interest at fixed rates
 of 9.20% and 10.16%, due at various
 dates through August 2011                 4,738,300   4,970,983

Note payable to partner,
 payable in quarterly installments
 aggregating $30,415, including
 interest at a fixed rate of 8.0%,
 beginning June 15, 1998,
 due March 2003                              500,000     500,000

Other                                         18,637      20,662
                                          ----------  ----------
                                           6,794,434   6,591,645
Less current portion                       4,889,585   1,475,695
                                          ----------  ----------
                                         $ 1,904,849 $ 5,115,950
                                          ==========  ==========

All  borrowings  through  Franchise Mortgage  Acceptance  Company
(FMAC) are part of borrowing agreements which require that the Partnership maintain a fixed charge coverage ratio, as defined.
The Partnership has met all scheduled debt payments; however, it was not in compliance with the fixed charge coverage ratio required by the loan covenants under the borrowing agreement during and subsequent to the year ended December 30, 1997.
Accordingly, the entire amount of these borrowings is reflected in the current portion of long-term debt.

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

The carrying amounts and fair values of the Partnership's financial instruments at December 30, 1997 and December 31, 1996 are as follows:

                     December 30, 1997          December 31, 1996
                   ---------------------      --------------------
                   Carrying      Fair         Carrying      Fair
                    Value        Value         Value       Value
                    -----        -----         -----       -----
Cash and cash
 equivalents    $   242,741  $   242,741    $   594,026 $  594,026
Long-term debt    6,794,434    6,881,071      6,591,645  6,569,761


6.  INVESTMENTS
    -----------

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


7.   GOING CONCERN MATTERS
     ---------------------

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


