Form 10-Q
period 1999-03-30
AMERICAN RESTAURANT PARTNERS L P
filed 1999-05-12
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 30, 1999    Commission file number 1-9606


                 AMERICAN RESTAURANT PARTNERS, L.P.
       (Exact name of registrant as specified in its charter)


           Delaware                                  48- 1037438
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification)


555 North Woodlawn, Suite 3102
Wichita, Kansas                                           67208
(Address of principal executive offices)               (Zip-Code)


Registrant's telephone number, including area code  (316) 684-5119


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          YES [X]    NO [ ]



                 AMERICAN RESTAURANT PARTNERS, L.P.

                                INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          March 30, 1999 and December 29, 1998                      1

          Consolidated Condensed Statements of
          Operations for the Three Periods Ended
          March 30, 1999 and March 31, 1998                         2

          Consolidated Condensed Statements of
          Cash Flows for the Three Periods Ended
          March 30, 1999 and March 31, 1998                         3

          Notes to Consolidated Condensed Financial Statements      4


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          5-10


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         11




                    AMERICAN RESTAURANT PARTNERS, L.P.

                  CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Unaudited)


                                                      March 30,     December 29,
         ASSETS                                          1999          1998
----------------------------                          ---------     -----------
Current assets:
 Cash and cash equivalents                          $   700,406    $   329,946
 Investments available for sale,
  at fair market value                                   48,385         68,635
 Accounts receivable                                    257,212        264,754
 Due from affiliates                                     44,059         90,146
 Notes receivable from
  affiliates - current portion                           54,587         62,511
 Inventories                                            390,502        441,326
 Prepaid expenses                                       342,396        287,046
                                                     ----------     ----------
    Total current assets                              1,837,547      1,544,364

Net property and equipment                           20,864,571     20,843,450

Other assets:
 Franchise rights, net                                5,712,661      5,780,163
 Notes receivable from affiliates                        48,884         50,201
 Deposit with affiliate                                 450,000        450,000
 Goodwill                                               713,035        714,469
 Other                                                1,811,424      1,320,132
                                                     ----------     ----------
                                                    $31,438,122    $30,702,779
                                                     ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                                   $ 2,994,235    $ 2,390,582
 Due to affiliates                                      160,453        226,322
 Accrued payroll and other taxes                        540,840        635,805
 Accrued liabilities                                  1,146,455      1,272,957
 Current portion of long-term debt                    6,436,595      6,182,101
 Current portion of obligations
  under capital leases                                   56,363         47,528
                                                     ----------     ----------
    Total current liabilities                        11,334,941     10,755,295

 Other noncurrent liabilities                         1,005,129        563,095
 Long-term debt                                      23,425,425     23,447,773
 Obligations under capital leases                     1,477,569      1,495,486
 Minority interests in Operating
   Partnerships                                         393,278        395,908

 Partners' capital (deficiency):
   General Partners                                      (7,929)        (8,245)
   Limited Partners:
    Class A Income Preference                         5,506,565      5,543,603
    Classes B and C                                 (10,244,484)   (10,058,014)
   Cost in excess of carrying value
    of assets acquired                               (1,323,681)    (1,323,681)
 Cumulative comprehensive loss                         (128,691)      (108,441)
                                                     ----------     ----------
   Total partners' deficiency                        (6,198,220)    (5,954,778)
                                                     ----------     ----------
                                                    $31,438,122    $30,702,779
                                                     ==========     ==========


                             See accompanying notes.





                       AMERICAN RESTAURANT PARTNERS, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                       March 30,   March 31,
                                                         1999         1998
                                                       ----------  ---------
Net sales                                             $14,441,585 $ 9,226,646

Operating costs and expenses:
 Cost of sales                                          3,995,404   2,430,832
 Restaurant labor and benefits                          4,278,000   2,628,200
 Advertising                                              936,846     610,801
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                         2,680,756   1,714,790
 General and administrative:
  Management fees - related party                         895,083     641,918
  Other                                                   147,866     112,545
 Depreciation and amortization                            556,820     445,270
 Equity in loss of affiliate                                    -      25,323
                                                        ---------   ---------
      Income from operations                              950,810     616,967

Interest income                                            (3,330)     (2,995)
Interest expense                                          764,668     553,188
                                                        ---------   ---------
Income before minority interest                           189,472      66,774

Minority interests in income of
 Operating Partnerships                                       828         668
                                                        ---------   ---------
Net income                                            $   188,644 $    66,106
                                                        =========   =========

Net income allocated to Partners:
 Class A Income Preference                            $    52,488 $    13,489
 Class B                                              $    60,832 $    19,789
 Class C                                              $    75,324 $    32,828

Weighted average number of Partnership
 units outstanding during period:
 Class A Income Preference                                814,010     814,010
 Class B                                                  943,411   1,193,952
 Class C                                                1,668,167   1,980,647

Basic and diluted income
 before minority interest
 per Partnership unit                                 $      0.06 $      0.02

Basic and diluted minority interest
 per Partnership unit                                 $      0.00 $      0.00

Basic and diluted net income
 per Partnership unit                                 $      0.06 $      0.02

Distributions per Partnership unit                    $      0.10 $      0.05



                            See accompanying notes.





                      AMERICAN RESTAURANT PARTNERS, L.P.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (Unaudited)


                                                         Three Periods Ended
                                                        March 30,    March 31,
                                                          1999         1998
                                                       ----------   ----------
Cash flows from operating activities:
 Net income                                           $  188,644   $   66,105
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                         556,820      445,270
   Equity in loss of affiliate                                 -       25,323
   Loss (gain) on disposition of assets                    1,653       (6,039)
   Minority interests in income
    of Operating Partnerships                                828          668
 Net change in operating assets and liabilities:
   Accounts receivable                                     7,542       10,292
   Due from affiliates                                    46,087       10,303
   Inventories                                            50,824       36,300
   Prepaid expenses                                      (55,350)      21,344
   Accounts payable                                      603,653     (708,726)
   Due to affiliates                                     (65,869)      76,398
   Accrued payroll and other taxes                       (94,965)      (2,536)
   Accrued liabilities                                  (126,502)     (15,626)
   Other, net                                            402,546      215,788
                                                       ---------    ---------
      Net cash provided by
        operating activities                           1,515,911      174,864

Cash flows from investing activities:
 Additions to property and equipment                    (477,052)     (98,467)
 Proceeds from sale of property and equipment                200        9,996
 Collections of notes receivable from affiliates           9,241        9,071
 Other                                                   (35,610)           -
                                                       ---------    ---------
      Net cash used in
        investing activities                            (503,221)     (79,400)

Cash flows from financing activities:
 Payments on long-term borrowings                       (517,854)    (405,811)
 Proceeds from long-term borrowings                      300,000      500,000
 Payments on capital lease obligations                    (9,082)      (8,754)
 Distributions to Partners                              (342,437)    (199,225)
 Repurchase of units                                     (69,399)        (585)
 General Partners' distributions
  from Operating Partnerships                             (3,458)      (2,012)
 Other, net                                                    -       10,674
                                                       ---------    ---------
      Net cash used in
        financing activities                            (642,230)    (105,713)
                                                       ---------    ---------
      Net increase (decrease) in cash
       and cash equivalents                              370,460      (10,249)

Cash and cash equivalents at beginning of period         329,946      509,398
                                                       ---------    ---------
Cash and cash equivalents at end of period            $  700,406   $  499,149
                                                       =========    =========

Supplemental disclosure of non-cash activity: During the first quarter of 1999, the Partnership signed a note payable for $450,000, payable over 15 years, to purchase a 25% interest in a Limited Liability Company that owns and operates an aircraft.

                             See accompanying notes.






               AMERICAN RESTAURANT PARTNERS, L.P.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      Three Periods Ended March 30, 1999 and March 31, 1998


1.  General
    -------

The accompanying consolidated condensed financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, LLC. Effective August 11, 1998, the interest of American Pizza Partners, L.P. in Oklahoma Magic, L.P. (Magic) increased from 45% to 60% in connection with Magic's purchase of a 25% interest from a former limited partner. Accordingly, the Partnership began consolidating the accounts of Magic from that date. American Restaurant Partners, L.P., American Pizza Partners, L.P., APP Concepts, LLC and Magic are hereinafter collectively referred to as the Partnership. All significant intercompany balances and transactions have been eliminated. The Partnership accounted for its investment in Magic using the equity method of accounting prior to the increase in their ownership from 45% to 60%. The consolidated condensed financial statements have been prepared without audit. The Balance Sheet at December 29, 1998 has been derived from the Partnership's audited financial statements. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 29, 1998.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership historically has realized approximately 40% of its operating profits in periods six through nine (18 weeks).


2.  Subsequent Event - Distribution to Partners
    -------------------------------------------

On April 1, 1999 the Partnership declared a distribution of $0.10 per unit to all unitholders of record as of April 12, 1999. The distribution is not reflected in the March 30, 1999 consolidated condensed financial statements.


3.  Comprehensive Income
    --------------------

Comprehensive income is comprised of the following:

                                 For the three periods ended
                                 ---------------------------
                                March 30, 1999     March 31, 1998
                                --------------     --------------
Net income                         $ 188,644         $  66,106
Change in unrealized loss
  in investment securities           (20,250)          (51,750)
                                     -------           -------
                                   $ 168,394         $  14,356
                                     =======           =======


4.  Long-term  Debt - Covenant Noncompliance
    ----------------------------------------

The Partnership has made all scheduled debt payments; however, at March 30, 1999 and December 29, 1998, Magic was not in compliance with the fixed charge coverage ratio covenant required by the outstanding notes payable to Franchise Mortgage Acceptance Company (FMAC). Accordingly, the entire $4,077,000 of Magic's borrowings with FMAC is reflected in the current portion of long-term debt.


5.  Recently Issued Accounting Standards
    ------------------------------------

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 defines derivative instruments and requires that these items be recognized as assets or liabilities in the statements of financial position. This Statement is effective for fiscal years beginning after June 15, 1999. As of March 30, 1998, the Partnership does not have any derivative instruments.




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of March 30, 1999, the Partnership operated 71 traditional Pizza Hut red roof restaurants, 15 delivery/carryout units and three dualbrand locations.

As discussed in the notes to the accompanying consolidated condensed financial statements, the Partnership's interest in Magic increased from 45% to 60% effective August 11, 1998. The Partnership began consolidating the accounts of Magic from that date. Therefore, the consolidated first quarter results of operations include the accounts of Magic for 1999 but not for 1998. The table below shows the historical statements of operations as well as proforma results of operations for the first three periods of 1998 assuming the Partnership's interest in Magic increased to 60% as of January 1, 1998. The proforma results are shown in order to provide a more meaningful basis for a comparative discussion of the three periods ended March 30, 1999 and March 31, 1998.


                                       Three Periods Ended
                               ------------------------------------
                                March 30,   March 31,    March 31,
                                   1999        1998        1998
                               ----------------------
                                     Historical        Proforma (1)
                               -------------------------------------
Net sales                      $14,441,585  $ 9,226,646  $13,047,810

Operating costs and expenses:
 Cost of sales                   3,995,404    2,430,832    3,453,364
 Restaurant labor and benefits   4,278,000    2,628,200    3,785,858
 Advertising                       936,846      610,801      861,066
 Other restaurant operating
  expense exclusive of
  depreciation and amortization  2,680,756    1,714,790    2,592,040
 General and administrative:
    Management fees                895,083      641,918      813,870
    Other                          147,866      112,545      159,491
 Depreciation and amortization     556,820      445,270      632,080
 Equity in loss of affiliate             -       25,323            -
                                ----------   ----------   ----------
      Income from operations       950,810      616,967      750,041
Interest income                     (3,330)      (2,995)      (2,995)
Interest expense                   764,668      553,188      717,212
                                ----------   ----------   ----------
Income before minority interest    189,472       66,774       35,824
Minority interests in income
 (loss) of Operating
 Partnerships                          828          668      (21,925)
                                ----------   ----------   ----------
Net income                     $   188,644  $    66,106  $    57,749
                                ==========   ==========   ==========

(1) The proforma statement of operations for the three periods ended March 31, 1998 includes the consolidation of Magic as if the Partnership's interest in Magic increased to 60% as of January 1, 1998.


Three Periods Ended March 30, 1999 Compared to
----------------------------------------------
Proforma Three Periods Ended March 31, 1998
-------------------------------------------

NET SALES. Net sales for the three periods ended March 30, 1999 increased $1,394,000 from proforma net sales of $13,048,000 in 1998 to net sales of $14,442,000 for 1999, a 10.7% increase. This increase was attributable primarily to the successful introduction of The Big New Yorker pizza, a 16 inch traditional style pizza, in early 1999.

INCOME FROM OPERATIONS. Income from operations for the three periods ended March 30, 1999 increased $201,000 to $951,000, a 26.8% increase over the proforma income from operations of $750,000 for the first three periods of 1998. Income from operations represented 6.6% of net sales for the three periods ended March 30, 1999 compared to proforma income from operations of 5.7% of proforma net sales for the three periods ended March 31, 1998. Cost of sales as a percentage of net sales increased from 26.5% of proforma net sales for the three periods ended March 31, 1998 to 27.7% of net sales for the three periods ended March 30, 1999 due to higher commodity costs and additional school lunch contracts which tend to have lower margins than direct customer sales. Labor and benefits expense was 29.0% of proforma net sales in 1998 compared to 29.6% of net sales in 1999 attributable to inceased staffing in preparation for the sales increases resulting from the introduction of The Big New Yorker Pizza. Advertising decreased slightly as a percentage of net sales from 6.6% of proforma net sales in 1998 to 6.5% of net sales in 1999. Other restaurant operating expenses amounted to 18.6% of net sales in 1999 compared to 19.9% of proforma net sales in 1998. This decrease is primarily due to lower occupancy costs through the purchase of previously leased properties and the buyout or expiration of leases on closed restaurants. General and administrative expenses decreased from 7.5% of proforma net sales in 1998 to 7.2% of net sales in 1999. Proforma depreciation and amortization expense decreased from 4.8% of proforma net sales in 1998 to 3.9% of net sales in 1999.

NET EARNINGS. Net earnings increased $131,000 to a net income of $187,000 for the three periods ended March 30, 1999 compared to proforma net income of $58,000 for the three periods ended March 31, 1998. This increase is attributable to the increase in income from operations noted above net of a $47,000 increase in interest expense and a $23,000 increase in minority interest in earnings of affiliates.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 30, 1999 the Partnership had a working capital deficiency of $9,497,000 compared to a working capital deficiency of $9,211,000 at December 29, 1998. At March 30, 1999 and December
29, 1998, Magic was not in compliance with the fixed charge coverage ratio covenant required by the outstanding notes payable to Franchise Mortgage Acceptance Company (FMAC). Accordingly, the entire $4,077,000 of Magic's borrowings with FMAC is reflected in the current portion of long-term debt. There have been no defaults in making scheduled payments of either principal or interest. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three periods ended March 30, 1999, net cash provided by operating activities amounted to $1,516,000 compared to $175,000 for the three periods ended March 31, 1998. This increase is primarily the result of an increase in accounts payable.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the quarter ended March 30, 1999 were $477,000 of which $191,000 was for replacement of equipment in existing restaurants and $286,000 was for the purchase of land for future development.

FINANCING ACTIVITIES. Cash distributions declared during the quarter ended March 30, 1999 were $342,000 amounting to $0.10 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the three periods ended March 30, 1999, the Partnership's proceeds from borrowings amounted to $300,000 used to purchase land for future development. Management anticipates spending an additional $530,000 during the remainder of 1999 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

Historically during a new product introduction, sales are strongest during the first five weeks of the product being promoted nationally on television. For this reason, the Partnership does not expect same store sales to continue at the double-digit rate it experienced during the first quarter. However, Pizza Hut, along with Taco Bell and KFC, is a restaurant partner for Star Wars Episode 1, The Phantom Menace. This promotion will begin May 12 and is the first joint promotion for the three restaurant brands owned by Tricon Global Restaurants, Inc.

YEAR 2000 COMPLIANCE
--------------------

The Partnership has instituted a Year 2000 project to prepare its computer systems and communication systems for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue. The Partnership uses external agents on nearly all critical applications and systems. The external agents have assured the Partnership they expect to be fully Year 2000 compliant before Year 2000 issues will impact the Partnership. Testing is expected to be completed during the second quarter of 1999. The Partnership also receives representations and warranties from vendors of all new hardware and software that such systems are Year 2000 compliant.

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


                   PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By: RMC AMERICAN MANAGEMENT, INC.
                             Managing General Partner



Date: 5/12/99            By: /s/ Hal W. McCoy
      -------                -----------------------
                             Hal W. McCoy
                             President and Chief Executive Officer



Date: 5/12/99            By: /s/ Terry Freund
      -------                -----------------------
                               Terry Freund
                               Chief Financial Officer