Form 10-Q
period 1999-06-29
AMERICAN RESTAURANT PARTNERS L P
filed 1999-08-12
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 29, 1999    Commission file number 1-9606


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


                          YES [X]    NO [ ]




                 AMERICAN RESTAURANT PARTNERS, L.P.

                                INDEX


                                                                   Page
                                                                  Number
                                                                  ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          June 29, 1999 and December 29, 1998                        1

          Consolidated Condensed Statements of Operations
          for the Three and Six Periods Ended
          June 29, 1999 and June 30, 1998                            2

          Consolidated Condensed Statements of Cash
          Flows for the Six Periods Ended
          June 29, 1999 and June 30, 1998                            3

          Notes to Consolidated Condensed Financial Statements     4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           6-12


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                          13





                     AMERICAN RESTAURANT PARTNERS, L.P.

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Unaudited)


                                                     June 29,     December 29,
      ASSETS                                           1999           1998
--------------------------                           --------     ------------
Current assets:
 Cash and cash equivalents                        $    41,925     $   329,946
 Investments available for sale,
  at fair market value                                 46,135          68,635
 Accounts receivable                                  139,433         264,754
 Due from affiliates                                  254,976          90,146
 Notes receivable from
  affiliates - current portion                         46,486          62,511
 Inventories                                          415,348         441,326
 Prepaid expenses                                     300,940         287,046
                                                   ----------      ----------
    Total current assets                            1,245,243       1,544,364

Net property and equipment                         20,548,489      20,843,450

Other assets:
 Franchise rights, net                              5,645,160       5,780,163
 Notes receivable from affiliates                      47,534          50,201
 Deposit with affiliate                               450,000         450,000
 Goodwill                                             706,822         714,469
 Other                                              1,728,134       1,320,132
                                                   ----------      ----------
                                                  $30,371,382     $30,702,779
                                                   ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------

Current liabilities:
 Accounts payable                                 $ 2,132,293     $ 2,390,582
 Due to affiliates                                    117,599         226,322
 Accrued payroll and other taxes                      702,963         635,805
 Accrued liabilities                                1,253,440       1,272,957
 Current portion of long-term debt                  6,976,275       6,182,101
 Current portion of obligations
  under capital leases                                 54,940          47,528
                                                   ----------      ----------
    Total current liabilities                      11,237,510      10,755,295

 Other noncurrent liabilities                         944,583         563,095
 Long-term debt                                    22,531,654      23,447,773
 Obligations under capital leases                   1,467,268       1,495,486
 Minority interests in Operating
   Partnerships                                       413,869         395,908

 Partners' capital (deficiency):
   General Partners                                    (7,955)         (8,245)
   Limited Partners:
    Class A Income Preference                       5,500,740       5,543,603
    Classes B and C                               (10,261,665)    (10,058,014)
   Cost in excess of carrying value
    of assets acquired                             (1,323,681)     (1,323,681)
 Cumulative comprehensive loss                       (130,941)       (108,441)
                                                   ----------      ----------
   Total partners' deficiency                      (6,223,502)     (5,954,778)
                                                   ----------      ----------
                                                  $30,371,382     $30,702,779
                                                   ==========      ==========

                            See accompanying notes.





                                  AMERICAN RESTAURANT PARTNERS, L.P.

                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                            (Unaudited)


                                                June 29,     June 30,         June 29,     June 30,
                                                 1999         1998             1999         1998
                                              -----------  -----------      -----------  -----------
Net sales                                     $14,334,285  $ 9,461,329      $28,775,870  $18,687,975

Operating costs and expenses:
 Cost of sales                                  3,669,824    2,325,864        7,665,228    4,756,696
 Restaurant labor and benefits                  4,224,750    2,650,274        8,502,750    5,278,474
 Advertising                                      952,075      621,964        1,888,921    1,232,765
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                 2,616,017    1,698,582        5,296,773    3,413,372
 General and administrative:
  Management fees - related party                 890,719      659,213        1,785,802    1,301,131
  Other                                           214,863      146,452          362,729      258,997
 Depreciation and amortization                    645,828      514,898        1,202,648      960,168
 Equity in (income) loss of affiliate                  -       (10,947)              -        14,376
                                               ----------   ----------       ----------   ----------
      Income from operations                    1,120,209      855,029        2,071,019    1,471,996

Interest income                                    (1,887)      (2,768)          (5,217)      (5,763)
Interest expense                                  780,516      660,197        1,545,184    1,213,385
Gain on life insurance settlement                       -     (875,533)               -     (875,533)
                                               ----------   ----------       ----------   ----------

Income before minority interest                   341,580    1,073,133          531,052    1,139,907

Minority interests in income of
 Operating Partnerships                            24,031       10,731           24,859       11,399
                                               ----------   ----------       ----------   ----------

Net income                                        317,549    1,062,402          506,193    1,128,508
                                               ==========   ==========       ==========   ==========

Net income allocated to Partners:
 Class A Income Preference                    $    75,875  $   216,783      $   120,616  $   230,272
 Class B                                           87,478      318,035          139,426      337,823
 Class C                                          154,196      527,584          246,151      560,413

Weighted average number of Partnership
 units outstanding during period:
 Class A Income Preference                        813,975      813,840          813,993      813,840
 Class B                                          938,456    1,193,852          940,934    1,193,852
 Class C                                        1,654,210    1,976,807        1,661,188    1,976,807

Basic and diluted income
 before minority interest
 per Partnership unit                         $      0.10  $      0.27      $      0.16  $      0.28

Basic and diluted minority interest
 per Partnership unit                         $      0.01  $        -       $      0.01  $        -

Basic and diluted net income
 per Partnership unit                         $      0.09  $      0.27      $      0.15  $      0.28

Distributions per Partnership interest        $      0.10  $      0.05      $      0.20  $      0.10



                                      See accompanying notes.









                    AMERICAN RESTAURANT PARTNERS, L.P.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                               (Unaudited)

                                                        Six Periods Ended
                                                      June 29,       June 30,
                                                        1999           1998
                                                      --------       --------

Cash flows from operating activities:
 Net income                                         $  506,193     $1,128,508
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                     1,202,648        960,168
   Provision for deferred rent                               -          8,184
   Equity in loss of affiliate                               -         14,376
   Loss (gain) on disposition of assets                  6,898         (5,331)
   Gain on insurance settlement                              -       (875,533)
   Minority interests in income
    of Operating Partnerships                           24,859         11,399
 Net change in operating assets and liabilities:
   Accounts receivable                                 125,321         (1,809)
   Due from affiliates                                (164,830)        (1,328)
   Inventories                                          25,978         48,350
   Prepaid expenses                                    (13,894)        77,940
   Accounts payable                                   (258,289)    (1,512,222)
   Due to affiliates                                  (108,723)        31,658
   Accrued payroll and other taxes                      67,158         98,708
   Accrued liabilities                                 (24,166)        21,272
   Other, net                                          395,882       (165,245)
                                                    ----------      ----------
      Net cash provided by (used in)
        operating activities                         1,785,035       (160,905)

Cash flows from investing activities:
 Additions to property and equipment                  (704,542)      (325,554)
 Proceeds from sale of property and equipment              470         16,452
 Collections of notes receivable from affiliates        18,692         17,707
 Other                                                 (35,610)             -
                                                    ----------     ----------
      Net cash used in
        investing activities                          (720,990)      (291,395)

Cash flows from financing activities:
 Payments on long-term borrowings                   (1,051,945)    (9,729,109)
 Proceeds from long-term borrowings                    480,000     10,700,000
 Payments on capital lease obligations                 (20,806)       (17,748)
 Proceeds from insurance settlement                          -      1,039,747
 Distributions to Partners                            (682,710)      (398,493)
 Repurchase of units                                   (69,707)             -
 General Partners' distributions
  from Operating Partnerships                           (6,898)        (4,025)
 Other, net                                                  -         37,766
                                                    ----------     ----------
      Net cash (used in) provided by
        financing activities                        (1,352,066)     1,628,138
                                                    ----------     ----------
      Net (decrease) increase in cash
       and cash equivalents                           (288,021)     1,175,838

Cash and cash equivalents at beginning of period       329,946        509,398
                                                    ----------     ----------
Cash and cash equivalents at end of period          $   41,925     $1,685,236
                                                    ==========     ==========

Supplemental disclosure of non-cash activity: During the first six periods of 1999, the Partnership signed a note payable for $450,000, payable over 15 years, to purchase a 25% interest in a Limited Liability Company that owns and operates an aircraft.

                           See accompanying notes.






                AMERICAN RESTAURANT PARTNERS, L.P.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        Six Periods Ended June 29, 1999 and June 30, 1998
                           (Unaudited)


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


2.  Subsequent Events
    -----------------

On June 30, 1999, the Partnership refinanced $1.6 million of notes payable to Intrust Bank with new notes to CNL Financial Services, Inc. which mature July 1, 2019. Accordingly, the current and non-current portion of long-term debt reflects the terms of the agreements.

On July 1, 1999 the Partnership declared a distribution of $0.10 per unit to all unitholders of record as of July 12, 1999. The distribution is not reflected in the June 29, 1999 consolidated condensed financial statements.


3.  Comprehensive Income
    --------------------

Comprehensive income is comprised of the following:

                         Three periods ended     Six periods ended
                        June 29,   June 30,     June 29,    June 30,
                          1999       1998         1999        1998
                       ---------   ---------   ---------   ---------
Net income            $  317,549  $1,062,402  $  506,193  $1,128,508
Change in unrealized
 loss in available for
 sale securities          (2,250)    (31,500)    (22,500)    (83,250)
                       ---------   ---------   ---------   ---------
                      $   315,299 $1,030,902  $  483,693  $1,045,258
                       ==========  =========   =========   =========


4.  Long-term Debt - Covenant Noncompliance
    ---------------------------------------

The Partnership has made all scheduled debt payments; however, at June 29, 1999 and December 29, 1998, Magic was not in compliance with the fixed charge coverage ratio covenant required by the outstanding notes payable to Franchise Mortgage Acceptance Company
(FMAC). Accordingly, the entire $3,966,000 of Magic's borrowings with FMAC is reflected in the current portion of long-term debt.


5.  Recently Issued Accounting Standards
    ------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133). Statement No. 133 defines derivative instruments and requires these items be recognized as assets or liabilities in the statements of financial position. This Statement is effective for fiscal years beginning after June 15, 2000. As of June 29, 1999, the Partnership does not have any derivative instruments.




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of June 29, 1999, the Partnership operated 71 traditional Pizza Hut red roof restaurants, 15 delivery/carryout units and three dualbrand locations.

As discussed in the notes to the accompanying consolidated condensed financial statements, the Partnership's interest in Magic increased from 45% to 60% effective August 11, 1998. The Partnership began consolidating the accounts of Magic from that date. The Partnership accounted for its investment in Magic using the equity method of accounting prior to the increase in ownership from 45% to 60%. Therefore, the consolidated results of operations include the accounts of Magic for the three and six periods ended June 29, 1999 but not for the three and six periods ended June 30, 1998. The tables below show the historical statements of operations as well as proforma results of operations for the three and six periods ended June 30, 1998 assuming the Partnership's interest in Magic increased to 60% as of December 31, 1997. The proforma results are shown in order to provide a more meaningful basis for a comparative discussion of the three and six periods ended June 29, 1999 and June 30, 1998.


Three Periods Ended June 29, 1999 Compared to
---------------------------------------------
Proforma Three Periods Ended June 30, 1998
------------------------------------------

                                       Three Periods Ended
                               ------------------------------------
                                 June 29,    June 30,    June 30,
                                   1999        1998        1998
                               ----------------------- ------------
                                      Historical       Proforma (1)
                               ----------------------- ------------

Net sales                      $14,334,285 $ 9,461,329  $13,345,388
Operating costs and expenses:
  Cost of sales                  3,669,824   2,325,864    3,265,559
  Restaurant labor and benefits  4,224,750   2,650,274    3,818,182
  Advertising                      952,075     621,964      929,992
  Other restaurant operating
    expenses exclusive of
    depreciation and
    amortization                 2,616,017   1,698,582    2,571,328
  General and administrative:
    Management fees                890,719     659,213      833,995
    Other                          214,863     146,452      204,833
  Depreciation and amortization    645,828     514,898      645,382
  Equity in income of affiliate          -     (10,947)           -
                                ----------  ----------   ----------
      Income from operations     1,120,209     855,029    1,076,117

Interest income                     (1,887)     (2,768)      (2,768)
Interest expense                   780,516     660,197      801,619
Gain on life insurance
 settlement                              -    (875,533)    (875,533)
                                ----------  ----------   ----------
Income before minority
 interest                          341,580   1,073,133    1,152,799
Minority interests in income
 of Operating Partnerships          24,031      10,731        9,730
                                ----------  ----------   ----------
Net income                     $   317,549 $ 1,062,402  $ 1,143,069
                                ==========  ==========   ==========

(1) The proforma statement of operations for the three periods ended June 30, 1998 includes the consolidation of Magic as if the Partnership's interest in Magic increased to 60% as of December 31, 1997.


NET SALES. Net sales for the three periods ended June 29, 1999 increased $989,000 from proforma net sales of $13,345,000 in 1998 to net sales of $14,334,000 for 1999, a 7.4% increase. This increase was attributable primarily to the continued success of The Big New Yorker pizza, a 16 inch traditional style pizza introduced in early 1999.

INCOME FROM OPERATIONS. Income from operations for the three periods ended June 29, 1999 increased $44,000 to $1,120,000, a 4.1%
increase over the proforma income from operations of $1,076,000 for the three periods ended June 30, 1998. Income from operations represented 7.8% of net sales for the three periods ended June 29, 1999 compared to proforma income from operations of 8.1% of proforma net sales for the three periods ended June 30, 1998. Cost of sales as a percentage of net sales increased from 24.5% of proforma net sales for the three periods ended June 30, 1998 to 25.6% of net sales for the three periods ended June 30, 1999 primarily due to costs associated with the Star Wars promotion. Labor and benefits expense was 28.6% of proforma net sales in 1998 compared to 29.5% of net sales in 1999. This increase is primarily attributable to increased staffing of delivery drivers at higher, more competitive wages. Advertising decreased slightly as a percentage of net sales from 7.0% of proforma net sales in 1998 to 6.6% of net sales in 1999. Other restaurant operating expenses amounted to 18.3% of net sales in 1999 compared to 19.3% of proforma net sales in 1998. This decrease is primarily attributable to two factors: 1) increased premium sales in 1999 related to the Star Wars promotion and 2) lower occupancy costs in 1999 through the purchase of previously leased properties and the buyout or expiration of leases on closed restaurants during the last half of 1998. General and administrative expenses were 7.9% of net sales in 1999 compared to 7.8% of proforma net sales in 1998. Depreciation and amortization expense decreased from 4.8% of proforma net sales in 1998 to 4.5% of net sales in 1999.

NET EARNINGS. Net earnings decreased $825,000 to net income of $318,000 for the three periods ended June 29, 1999 compared to proforma net income of $1,143,000 for the three periods ended June 30, 1998. The 1998 period net income included a gain on life insurance settlement of $876,000. Net of the gain on life insurance settlement, net earnings increased $51,000 over the prior period primarily due to the increase in income from operations noted above.

Six Periods Ended June 29, 1999 Compared to
-------------------------------------------
Proforma Six Periods Ended June 30, 1998
----------------------------------------

                                        Six Periods Ended
                               ------------------------------------
                                 June 29,    June 30,     June 30,
                                   1999        1998         1998
                               ----------------------- ------------
                                     Historical        Proforma (2)
                               ----------------------- ------------

Net sales                      $28,775,870 $18,687,975  $26,393,198
Operating costs and expenses:
  Cost of sales                  7,665,228   4,756,696    6,718,923
  Restaurant labor and benefits  8,502,750   5,278,474    7,604,040
  Advertising                    1,888,921   1,232,765    1,791,058
  Other restaurant operating
    expenses exclusive of
    depreciation and
    amortization                 5,296,773   3,413,372    5,163,368
  General and administrative:
    Management fees              1,785,802   1,301,131    1,647,865
    Other                          362,729     258,997      364,324
  Depreciation and amortization  1,202,648     960,168    1,277,462
  Equity in loss of affiliate            -      14,376            -
                                ----------  ----------   ----------
      Income from operations     2,071,019   1,471,996    1,826,158

Interest income                     (5,217)     (5,763)      (5,763)
Interest expense                 1,545,184   1,213,385    1,518,831
Gain on life insurance
 settlement                              -    (875,533)    (875,533)
                                ----------  ----------   ----------
Income before minority
 interest                          531,052   1,139,907    1,188,623
Minority  interests in
 income (loss) of Operating
 Partnerships                       24,859      11,399      (12,778)
                                ----------  ----------   ----------
Net income                     $   506,193 $ 1,128,508  $ 1,201,401
                                ==========  ==========   ==========

(2) The proforma statement of operations for the six periods ended June 30, 1998 includes the consolidation of Magic as if the Partnership's interest in Magic increased to 60% as of December 31, 1997.



NET SALES. Net sales for the six periods ended June 29, 1999 increased $2,383,000 from proforma net sales of $26,393,000 in 1998 to net sales of $28,776,000 for 1999, a 9.0% increase. This increase was attributable primarily to the success of The Big New Yorker pizza, a 16 inch traditional style pizza introduced in early 1999.

INCOME FROM OPERATIONS. Income from operations for the six periods ended June 29, 1999 increased $245,000 to $2,071,000, a 13.4%
increase over the proforma income from operations of $1,826,000 for the first six periods of 1998. Income from operations represented 7.2% of net sales for the six periods ended June 29, 1999 compared to proforma income from operations of 6.9% of proforma net sales for the six periods ended June 30, 1998. Cost of sales as a percentage of net sales increased from 25.5% of proforma net sales for the six periods ended June 30, 1998 to 26.6% of net sales for the six periods ended June 29, 1999 due to higher commodity costs and costs associated with the Star Wars promotion. Labor and benefits expense was 28.8% of proforma net sales in 1998 compared to 29.5% of net sales in 1999. This increase is primarily attributable to increased delivery driver staffing at higher, more competitive wages. Advertising decreased slightly as a percentage of net sales from 6.8% of proforma net sales in 1998 to 6.6% of net sales in 1999. Other restaurant operating expenses amounted to 18.4% of net sales in 1999 compared to 19.6% of proforma net sales in 1998. This decrease is primarily attributable to two factors:
1) increased premium sales in 1999 related to the Star Wars promotion and 2) lower occupancy costs in 1999 through the purchase of previously leased properties and the buyout or expiration of leases on closed restaurants during the last half of 1998. General and administrative expenses decreased from 7.6% of proforma net sales in 1998 to 7.5% of net sales in 1999. Proforma depreciation and amortization expense decreased from 4.8% of proforma net sales in 1998 to 4.2% of net sales in 1999.

NET EARNINGS. Net earnings decreased $695,000 to net income of $506,000 for the six periods ended June 29, 1999 compared to proforma net income of $1,201,000 for the six periods ended June 30, 1998. The 1998 period net income included a gain on life
insurance  settlement  of  $876,000.   Without  the  gain  on  life
insurance settlement, net earnings increased $181,000 over the prior period due primarily to the increase in income from operations noted above net of a $26,000 increase in interest expense and a $38,000 increase in minority interest in earnings of affiliate.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 29, 1999 the Partnership had a working capital deficiency of $9,992,000 compared to a working capital deficiency of $9,211,000 at December 29, 1998. At June 29, 1999 and December 29,
1998, Magic was not in compliance with the fixed charge coverage ratio covenant required by the outstanding notes payable to Franchise Mortgage Acceptance Company (FMAC). Accordingly, the entire $3,966,000 of Magic's borrowings with FMAC is reflected in the current portion of long-term debt. There have been no defaults in making scheduled payments of either principal or interest. The remaining increase in working capital deficiency is primarily due to a $794,000 increase in current portion of long-term debt. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the six periods ended June 29, 1999, net cash provided by operating activities amounted to $1,785,000 compared to net cash used by operating activities of $161,000 for the six periods ended June 30, 1998. This increase is primarily attributable to a $1,512,000 decrease in accounts payable in 1998.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the six periods ended June 29, 1999 were $705,000 of which $419,000 was for replacement of equipment in existing restaurants and $286,000 was for the purchase of land for future development.

FINANCING ACTIVITIES. Cash distributions declared during the six periods ended June 29, 1999 were $683,000 amounting to $0.10 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the six periods ended June 29, 1999, the Partnership's proceeds from borrowings amounted to $480,000 of which $300,000 was used to purchase land for future development. The remaining
$180,000 was for a short-term loan to an affiliate from whom the Partnership leases a restaurant. The affiliate has a commitment to refinance debt related to the leased property and repay the loan to the Partnership by August 31, 1999. Management anticipates spending an additional $320,000 during the remainder of 1999 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen equipment needs or lower in the event of inadequate net cash flow from operating activities.

Sales growth in the second quarter was primarily attributable to the continued success of the Big New Yorker pizza. The expected increase in sales from the promotional tie-in with Star Wars never materialized. Since the beginning of July, cheese prices have significantly increased and will have a negative impact on margins. This increase was unexpected, as it is a demand driven increase and not a milk supply issue. Cheese prices are expected to remain at this high level for third quarter and possibly most of fourth quarter. Cheese prices increased last July and reached record levels in December and January before decreasing to below normal levels in February.


YEAR 2000 COMPLIANCE
--------------------

The Partnership has instituted a Year 2000 project to prepare its computer systems and communication systems for the Year 2000. The project includes identification and assessment of all software, hardware and equipment that could potentially be affected by the Year 2000 issue. The Partnership uses external agents on nearly all critical applications and systems. The external agents have assured the Partnership they expect to be fully Year 2000 compatible before Year 2000 issues will impact the Partnership. The Year 2000 compatible programs are currently being tested by the Partnership. The Partnership also receives representations and warranties from vendors of all new hardware and software that such systems are Year 2000 compliant.

The Partnership does not believe costs related to Year 2000 compatibility will be material to its financial position or results of operations. However, the Partnership may be vulnerable to the failure of external agents and critical suppliers to resolve their own Year 2000 issues. Where practicable, the Partnership will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. In the event external agents do not complete their Year 2000 readiness, the Partnership would be unable to process accounts payable and payroll. The Partnership has contingency plans for critical applications that include, among other actions, manual workarounds, adjusting staffing strategies and outsourcing applications. The effect, if any, on the Partnership's results of operations from the failure of such parties to be Year 2000 ready is not reasonably estimable.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:  RMC AMERICAN MANAGEMENT, INC.
                              Managing General Partner



Date: 8/12/99            By:  /s/Hal W. McCoy
      -------                 ----------------------------
                              Hal W. McCoy
                              President and Chief Executive Officer



Date: 8/12/99            By:  /s/Terry Freund
      -------                 -----------------------
                              Terry Freund
                              Chief Financial Officer