Form 10-Q
period 1999-09-28
AMERICAN RESTAURANT PARTNERS L P
filed 1999-11-12
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                       Washington, D.C.   20549


                              FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 28, 1999    Commission file number 1-9606


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


                           YES [X]    NO [ ]


                  AMERICAN RESTAURANT PARTNERS, L.P.

                               INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          September 28, 1999 and December 29, 1998                  1

          Consolidated Condensed Statements of Income
          for the Three and Nine Periods Ended
          September 28, 1999 and September 29, 1998                 2

          Consolidated Condensed Statements of Cash
          Flows for the Nine Periods Ended
          September 28, 1999 and September 29, 1998                 3

          Notes to Consolidated Condensed Financial Statements    4-6


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          7-13


Part II.  Other Information
---------------------------

Item 5.   Other Information                                        14

Item 6.   Exhibits and Reports on Form 8-K                         14

Exhibit 99.3 Letter to unitholders of 500 or less Class A Units
             announcing tender offer                            16-21




                   AMERICAN RESTAURANT PARTNERS, L.P.

                 CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Unaudited)


                                                   September 28,  December 29,
       ASSETS                                          1999           1998
--------------------------------                   -------------  ------------
Current assets:
 Cash and cash equivalents                         $   644,274    $   329,946
 Investments available for sale,
  at fair market value                                   2,961         68,635
 Accounts receivable                                   248,608        264,754
 Due from affiliates                                   247,168         90,146
 Notes receivable from
  affiliates - current portion                          42,836         62,511
 Inventories                                           457,824        441,326
 Prepaid expenses                                      354,112        287,046
                                                    ----------     ----------
    Total current assets                             1,997,783      1,544,364

Net property and equipment                          20,056,565     20,843,450

Other assets:
 Franchise rights, net                               5,590,320      5,780,163
 Notes receivable from affiliates                       46,150         50,201
 Deposit with affiliate                                450,000        450,000
 Goodwill                                              700,608        714,469
 Other                                               1,805,695      1,320,132
                                                    ----------     ----------
                                                   $30,647,121    $30,702,779
                                                    ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                                  $ 3,210,049    $ 2,390,582
 Due to affiliates                                      86,365        226,322
 Accrued payroll and other taxes                       537,079        635,805
 Accrued liabilities                                 1,289,320      1,272,957
 Current portion of long-term debt                   6,832,670      6,182,101
 Current portion of obligations
  under capital leases                                  56,459         47,528
                                                    ----------     ----------
    Total current liabilities                       12,011,942     10,755,295

Other noncurrent liabilities                           885,989        563,095
Long-term debt                                      22,215,452     23,447,773
Obligations under capital leases                     1,452,573      1,495,486
Minority interests in Operating
 Partnerships                                          410,262        395,908

Partners' capital (deficiency):
 General Partners                                       (8,303)        (8,245)
 Limited Partners:
  Class A Income Preference                          5,428,778      5,543,603
  Classes B and C                                   (9,821,161)   (10,058,014)
 Notes receivable employees - sale
  of partnership units                                (592,772)             -
 Cost in excess of carrying value
  of assets acquired                                (1,323,681)    (1,323,681)
 Cumulative comprehensive loss                         (11,958)      (108,441)
                                                    ----------     ----------
   Total partners' deficiency                       (6,329,097)    (5,954,778)
                                                    ----------     ----------
                                                   $30,647,121    $30,702,779
                                                    ==========     ==========
                        See accompanying notes.





                                AMERICAN RESTAURANT PARTNERS, L.P.

                           CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                               (Unaudited)
                                               Three Periods Ended            Nine Periods Ended
                                            September 28, September 29,   September 28, September 29,
                                                1999          1998            1999          1998
                                            ------------- -------------   ------------- -------------
Net sales                                    $14,602,367  $11,258,419      $43,378,237  $29,946,394

Operating costs and expenses:
 Cost of sales                                 3,955,343    3,000,169       11,620,571    7,756,865
 Restaurant labor and benefits                 4,175,191    3,128,660       12,677,941    8,407,134
 Advertising                                     920,733      732,676        2,809,654    1,965,441
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                2,820,253    2,193,784        8,117,026    5,607,156
 General and administrative:
  Management fees - related party                907,148      746,555        2,692,950    2,047,686
  Other                                          215,350      194,473          578,079      453,470
 Depreciation and amortization                   669,793      523,609        1,872,441    1,483,777
 Equity in (income) loss of affiliate                  -       (7,126)               -        7,250
                                              ----------   ----------       ----------   ----------
      Income from operations                     938,556      745,619        3,009,575    2,217,615

Interest income                                   (8,428)     (11,912)         (13,645)     (17,675)
Interest expense                                 771,659      657,084        2,316,843    1,870,469
Loss on sale of investments held for sale        122,155                       122,155            -
Gain on life insurance settlement                      -            -                -     (875,533)
                                              ----------   ----------       ----------   ----------
Income before minority interest                   53,170      100,447          584,222    1,240,354

Minority interests in income of
 Operating Partnerships                              100        1,004           24,959       12,404
                                              ----------   ----------       ----------   ----------
Net income                                   $    53,070  $    99,443      $   559,263  $ 1,227,950
                                              ==========   ==========       ==========   ==========

Net income allocated to Partners:
 Class A Income Preference                   $    11,766  $    20,301      $   130,021  $   250,604
 Class B                                     $    15,000  $    29,765      $   155,454  $   367,575
 Class C                                     $    26,304  $    49,377      $   273,788  $   609,771

Weighted average number of Partnership
 units outstanding during period:
 Class A Income Preference                       813,907      813,840          813,964      813,840
 Class B                                       1,037,666    1,193,214          973,178    1,193,706
 Class C                                       1,819,561    1,979,418        1,713,979    1,980,237

Basic and diluted net income
 per Partnership unit                        $      0.01  $      0.02      $      0.16  $      0.31

Distributions per Partnership unit           $      0.10  $      0.10      $      0.30  $      0.20






                                         See accompanying notes.








                    AMERICAN RESTAURANT PARTNERS, L.P.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                               (Unaudited)


                                                     Nine Periods Ended
                                                 September 28,   September 29,
                                                     1999            1998
                                                 -------------   -------------
Cash flows from operating activities:
 Net income                                       $   559,263     $ 1,227,950
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                    1,872,441       1,483,777
   Provision for deferred rent                              -           8,184
   Equity in loss of affiliate                              -           7,250
   Loss (gain) on disposition of assets                24,437         (11,961)
   Loss on sale of investments held for sale          122,155               -
   Gain on insurance settlement                             -        (875,533)
   Minority interests in income
    of Operating Partnerships                          24,957          12,404
 Net change in operating assets and liabilities:
   Accounts receivable                                 16,146         (11,735)
   Due from affiliates                               (157,022)          4,852
   Inventories                                        (16,498)         38,890
   Prepaid expenses                                   (67,066)        163,468
   Accounts payable                                   819,467      (1,559,326)
   Due to affiliates                                 (139,957)         12,290
   Accrued payroll and other taxes                    (98,726)        111,919
   Accrued liabilities                                 16,363          49,802
   Other, net                                         224,255        (212,106)
                                                   ----------      ----------
      Net cash provided by
        operating activities                        3,200,215         450,125

Cash flows from investing activities:
 Proceeds from sale of investments held for sale       40,002               -
 Investment in affiliate                                    -        (390,000)
 Additions to property and equipment                 (901,149)     (1,664,520)
 Proceeds from sale of property and equipment         108,559          17,408
 Purchase of franchise rights                         (15,000)              -
 Collections of notes receivable from affiliates       23,726          26,539
 Other                                                (35,610)              -
                                                   ----------      ----------
      Net cash used in
        investing activities                         (779,472)     (2,010,573)

Cash flows from financing activities:
 Payments on long-term borrowings                  (3,303,752)    (10,035,943)
 Proceeds from long-term borrowings                 2,272,000      12,094,950
 Payments on capital lease obligations                (33,982)        (21,988)
 Proceeds from insurance settlement                         -       1,039,747
 Due from affiliate                                         -        (285,600)
 Distributions to Partners                         (1,028,583)       (796,963)
 Proceeds from issuance of Class B and C units         68,213               -
 Repurchase of units                                  (69,708)        (13,269)
 General Partners' distributions
  from Operating Partnerships                         (10,603)         (8,050)
 Other, net                                                 -          62,162
                                                   ----------      ----------
      Net cash provided by (used in)
        financing activities                       (2,106,415)      2,035,046
                                                   ----------      ----------
      Net increase in
       cash and cash equivalents                      314,328         474,598

Cash and cash equivalents at beginning of period      329,946         509,398
                                                   ----------      ----------
Cash and cash equivalents at end of period        $   644,274     $   983,996
                                                   ==========      ==========
Supplemental disclosure of non-cash activity: During the first nine periods of 1999, the Partnership signed a note payable for $450,000 payable over 15 years, to purchase a 25% interest in a Limited Liability Company that owns and operates an aircraft. In addition, the Partnership issued 267,500 Class
B and C units at $2.55 per unit to certain employees in exchange for $68,000 cash and notes receivable of $614,000.

                          See accompanying notes.




                       AMERICAN RESTAURANT PARTNERS, L.P.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         Nine Periods Ended September 28, 1999 and September 29, 1998
                                 (Unaudited)


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


2.  Subsequent Events
    -----------------

On October 1, 1999 the Partnership declared a distribution of $0.10 per unit, and a special distribution of $0.05 per unit, to all unitholders of record as of October 12, 1999. The distribution is not reflected in the September 28, 1999 consolidated condensed financial statements.

On October 29, 1999 the Partnership announced that it is offering its unitholders that own 500 or less Class A Income Preference Units of limited partner interests (the "Units") to tender their units up to an aggregate of 100,000 units, to the Partnership at a price of $3.25 per Unit (the "Offer"). The Offer is scheduled to expire at 5:00 p.m. Central Time on December 20, 1999, unless extended by the Partnership. The Offer is not conditioned upon any minimum number of units being tendered.


3. Comprehensive Income
   --------------------

Comprehensive income is comprised of the following:

                             Three periods ended     Nine periods ended
                             Sept. 28,  Sept. 29,   Sept. 28,   Sept. 29,
                               1999       1998        1999        1998
                             ---------  ---------   ---------   ---------
Net income                  $   53,070  $  99,443  $  559,263  $1,227,950
Change in unrealized loss
  in available for sale
  securities                   118,983    (34,866)     96,483    (118,116)
                             ---------   --------   ---------   ---------
                            $  172,053  $  64,577  $  655,746  $1,109,834
                             =========   ========   =========   =========

4. Long-term Debt - Covenant Noncompliance
   ---------------------------------------

The Partnership has made all scheduled debt payments; however, at September 28, 1999 and December 29, 1998, Magic was not in compliance with the fixed charge coverage ratio covenant required by the outstanding notes payable to Franchise Mortgage Acceptance Company (FMAC).
Accordingly, the entire $3,856,000 of Magic's borrowings with FMAC is reflected in the current portion of long-term debt.


5. Class B and C Restricted Units Sold to Employees
   ------------------------------------------------

During the third quarter, the Partnership issued 267,500 Class B and C Units at $2.55 per unit to certain employees in exchange for a 10% percent down payment and notes receivable for the remaining 90% of the purchase price. Notes receivable representing 40% of the purchase price, together with interest thereon at a rate of 9%, will be repaid by the cash distributions paid on the units. Notes receivable representing the remaining 50% of the purchase price will be forgiven by the Partnership over a four year period. The forgiveness of the notes receivable will be recognized as compensation expense over the four year period. The units are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units in the event the employee is terminated for an amount not to exceed $2.55 per unit.


6. Recently Issued Accounting Standards
   ------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133). Statement No. 133 defines derivative instruments and requires these items be recognized as assets or liabilities in the statements of financial position. This Statement is effective for fiscal years beginning after June 15, 2000. As of September 28, 1999, the Partnership does not have any derivative instruments.




              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of September 28, 1999, the Partnership operated 71 traditional Pizza Hut red roof restaurants, 15 delivery/carryout units and three dualbrand locations.

As discussed in the notes to the accompanying consolidated condensed financial statements, the Partnership's interest in Magic increased from 45% to 60% effective August 11, 1998. The Partnership began consolidating the accounts of Magic from that date. The Partnership accounted for its investment in Magic using the equity method of accounting prior to the increase in ownership from 45% to 60%.
Therefore, the consolidated results of operations include the accounts of Magic for the entire three and nine periods ended September 28, 1999 but include only one period of Magic for the three and nine periods ended September 29, 1998. The tables below show the historical statements of operations as well as proforma results of operations for the three and nine periods ended September 29, 1998 assuming the Partnership's interest in Magic increased to 60% as of December 31, 1997. The proforma results are shown in order to provide a more meaningful basis for a comparative discussion of the three and nine periods ended September 28, 1999 and September 29, 1998.

Three Periods Ended September 28, 1999 Compared to
--------------------------------------------------
Proforma Three Periods Ended September 29, 1998
-----------------------------------------------


                                                Three Periods Ended
                                   -------------------------------------------
                                   September 28,  September 29,  September 29,
                                       1999           1998           1998
                                   ----------------------------
                                          Historical             Proforma (1)
                                   ------------------------------------------

Net sales                           $14,602,367   $11,258,419    $13,641,017
Operating costs and expenses:
  Cost of sales                       3,955,343     3,000,169      3,616,807
  Restaurant labor and benefits       4,175,191     3,128,660      3,822,563
  Advertising                           920,733       732,676        924,973
  Other restaurant operating expenses
    exclusive of depreciation and
    amortization                      2,820,253     2,193,784      2,646,848
  General and administrative:
    Management fees                     907,148       746,555        853,772
    Other                               215,350       194,473        239,095
  Depreciation and amortization         669,793       523,609        655,113
  Equity in income of affiliate               -        (7,126)             -
                                     ---------------------------------------
      Income from operations            938,556       745,619        881,846
Interest income                          (8,428)      (11,912)       (11,912)
Interest expense                        771,659       657,084        784,603
Loss on sale of investments
  held for sale                         122,155             -              -
                                     ---------------------------------------
Income before minority interest          53,170       100,447        109,155
Minority interests in income (loss)
  of Operating Partnerships                 100         1,004         (6,700)
                                     ---------------------------------------
Net income                          $    53,070   $    99,443    $   115,855
                                     =======================================

(1) The proforma statement of operations for the three periods ended September 29, 1998 includes the consolidation of Magic as if the Partnership's interest in Magic increased to 60% as of December 31, 1997.


NET SALES. Net sales for the three periods ended September 28, 1999 increased $961,000 from proforma net sales of $13,641,000 in 1998 to net sales of $14,602,000 for 1999, a 7.0% increase. This increase was attributable primarily to the continued success of The Big New Yorker pizza, a 16 inch traditional style pizza introduced in early 1999.

INCOME FROM OPERATIONS. Income from operations for the three periods ended September 28, 1999 increased $57,000 to $939,000, a 6.4% increase over the proforma income from operations of $882,000 for the three periods ended September 29, 1998. Income from operations represented 6.4% of net sales for the three periods ended September 28, 1999 compared to proforma income from operations of 6.5% of proforma net sales for the three periods ended September 29, 1998. Cost of sales as a percentage of net sales increased from 26.5% of proforma net sales for the three periods ended September 29, 1998 to 27.1% of net sales for the three periods ended September 28, 1999 primarily due to increased commodity costs. Labor and benefits expense was 28.0% of proforma net sales in 1998 compared to 28.6% of net sales in 1999. This increase is primarily attributable to increased staffing of delivery drivers at higher, more competitive wages. Advertising decreased slightly as a percentage of net sales from 6.8% of proforma net sales in 1998 to 6.3% of net sales in 1999. Other restaurant operating expenses amounted to 19.3% of net sales in 1999 compared to 19.4% of proforma net sales in 1998. General and administrative expenses were 7.7% of net sales in 1999 compared to 8.0% of proforma net sales in 1998. Depreciation and amortization expense decreased from 4.8% of proforma net sales in 1998 to 4.6% of net sales in 1999.

NET EARNINGS. Net earnings decreased $63,000 to net income of $53,000 for the three periods ended September 28, 1999 compared to proforma net income of $116,000 for the three periods ended September 29, 1998. The increase in income from operations noted above was offset by a $122,000 loss on the sale of investments held for sale.


Nine Periods Ended September 28, 1999 Compared to
-------------------------------------------------
Proforma Nine Periods Ended September 29, 1998
----------------------------------------------

                                               Nine Periods Ended
                                   ------------------------------------------
                                   September 28,  September 29,  September 29,
                                       1999           1998           1998
                                   ----------------------------
                                          Historical             Proforma (2)
                                   ------------------------------------------
Net sales                           $43,378,237   $29,946,394    $40,034,215
Operating costs and expenses:
  Cost of sales                      11,620,571     7,756,865     10,335,730
  Restaurant labor and benefits      12,677,941     8,407,134     11,426,603
  Advertising                         2,809,654     1,965,441      2,716,031
  Other restaurant operating expenses
    exclusive of depreciation and
    amortization                      8,117,026     5,607,156      7,810,214
  General and administrative:
    Management fees                   2,692,950     2,047,686      2,501,637
    Other                               578,079       453,470        603,419
  Depreciation and amortization       1,872,441     1,483,777      1,932,575
  Equity in loss of affiliate                 -         7,250              -
                                     ---------------------------------------
      Income from operations          3,009,575     2,217,615      2,708,006
Interest income                         (13,645)      (17,675)       (17,675)
Interest expense                      2,316,843     1,870,469      2,303,434
Loss on sale of investments
  held for sale                         122,155             -              -
Gain on life insurance settlement             -      (875,533)      (875,533)
                                     ---------------------------------------
Income before minority interest         584,222     1,240,354      1,297,780
Minority interests in income (loss)
  of Operating Partnerships              24,959        12,404         (7,962)
                                     ---------------------------------------
Net income                           $  559,263   $ 1,227,950    $ 1,305,742
                                     =======================================

(2) The proforma statement of operations for the nine periods ended September 29, 1998 includes the consolidation of Magic as if the Partnership's interest in Magic increased to 60% as of December 31, 1997.



NET SALES. Net sales for the nine periods ended September 28, 1999 increased $3,344,000 from proforma net sales of $40,034,000 in 1998 to net sales of $43,378,000 for 1999, an 8.4% increase. This increase was attributable primarily to the success of The Big New Yorker pizza, a 16 inch traditional style pizza introduced in early 1999.

INCOME FROM OPERATIONS. Income from operations for the nine periods ended September 28, 1999 increased $302,000 to $3,010,000, an 11.1%
increase over the proforma income from operations of $2,708,000 for the first nine periods of 1998. Income from operations represented 6.9% of net sales for the nine periods ended September 28, 1999 compared to proforma income from operations of 6.8% of proforma net sales for the nine periods ended September 29, 1998. Cost of sales as a percentage of net sales increased from 25.8% of proforma net sales for the nine periods ended September 29, 1998 to 26.8% of net sales for the nine periods ended September 28, 1999 primarily due to higher commodity costs. Labor and benefits expense was 28.5% of proforma net sales in 1998 compared to 29.2% of net sales in 1999. This increase is primarily attributable to increased delivery driver staffing at higher, more competitive wages. Advertising decreased slightly as a percentage of net sales from 6.8% of proforma net sales in 1998 to 6.5% of net sales in 1999. Other restaurant operating expenses amounted to 18.7% of net sales in 1999 compared to 19.5% of proforma net sales in 1998. This decrease is primarily attributable to lower occupancy costs in 1999 through the purchase of previously leased properties and the buyout or expiration of leases on closed restaurants during the last half of 1998. General and administrative expenses decreased from 7.8% of proforma net sales in 1998 to 7.5% of net sales in 1999. Proforma depreciation and amortization expense decreased from 4.8% of proforma net sales in 1998 to 4.3% of net sales in 1999.

NET EARNINGS. Net earnings decreased $747,000 to net income of $559,000 for the nine periods ended September 28, 1999 compared to proforma net income of $1,306,000 for the nine periods ended September 29, 1998. The 1998 period net income included a gain on life insurance settlement of $876,000. Without the gain on life insurance settlement, the 1999 period net earnings increased $129,000 over 1998. The increase in income from operations noted above was offset by a $122,000 loss on the sale of investments held for sale, a $13,000 increase in interest expense and a $33,000 increase in minority interest in earnings of affiliate.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 28, 1999 the Partnership had a working capital deficiency of $10,014,000 compared to a working capital deficiency of $9,211,000 at December 29, 1998. At September 28, 1999 and December 29, 1998, Magic was not in compliance with the fixed charge coverage ratio covenant required by the outstanding notes payable to Franchise Mortgage Acceptance Company (FMAC). Accordingly, the entire $3,856,000 of Magic's borrowings with FMAC is reflected in the current portion of long-term debt. There have been no defaults in making scheduled payments of either principal or interest. The remaining increase in working capital deficiency is primarily due to a $651,000 increase in current portion of long-term debt. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine periods ended September 28, 1999, net cash provided by operating activities amounted to $3,200,000 compared to $450,000 for the nine periods ended September 29, 1998. This increase is primarily attributable to an $819,000 increase in accounts payable in 1999 compared to a $1,559,000 decrease in accounts payable in 1998.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the nine periods ended September 28, 1999 were $901,000 of which $615,000 was for replacement of equipment in existing restaurants and $286,000 was for the purchase of land for future development.

FINANCING ACTIVITIES. Cash distributions declared during the nine periods ended September 28, 1999 were $1,050,000 amounting to $0.30 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the nine periods ended September 28, 1999, the Partnership's proceeds from borrowings amounted to $2,272,000 of which $1,605,000 was used to refinance debt to obtain favorable terms and $300,000 was used to purchase land for future development. The remainder was used primarily for working capital. Management anticipates spending an additional $180,000 during the remainder of 1999 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen equipment needs or lower in the event of inadequate net cash flow from operating activities.


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

OTHER MATTERS
-------------

The Partnership delisted from the American Stock Exchange effective November 13, 1997 and limited trading of its units. As a result, the Partnership will continue to be taxed as a partnership rather than being taxed as a corporation. The Partnership does offer a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units. On October 29, 1999 the Partnership announced that it is offering its unitholders that own 500 or less Class A Income Preference Units of limited partner interests to tender their units up to an aggregate of 100,000 units, to the Partnership at a price of $3.25 per unit. See Part II, Item 5 - Other Information.

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




                    PART II.  OTHER INFORMATION


Item 5.  Other Information
         -----------------

The Partnership is offering its unitholders that own 500 or less Class A Income Preference Units of limited partners interests (the "Units") to tender their Units up to an aggregate of 100,000 Units, to the Partnership at a price of $3.25 per Unit (the "Offer"). The Partnership currently has 813,907 Class A Units outstanding. The Offer is scheduled to expire at 5:00 p.m. Central Time on December 20, 1999, unless extended by the Partnership. The Offer is not conditioned upon any minimum number of units being tendered. All unitholders owning 500 or less Class A Units were mailed details of the Offer, including how to tender their Units. A copy of this letter is Exhibit 99.3 hereto.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

    (a)  Exhibits

         99.3 Letter to unitholders of 500 or less Class A Units announcing tender offer


    (b)  Reports on Form 8-K

         During the third quarter of 1999, the Partnership filed a Form 8-K dated September 9, 1999 reporting a change in certifying accounants.




                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          AMERICAN RESTAURANT PARTNERS, L.P.
                                   (Registrant)
                          By:  RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date: 11/10/99            By:  /s/ Hal W. McCoy
      --------                 ----------------
                               Hal W. McCoy
                               President and Chief Executive Officer



Date: 11/10/99            By:  /s/ Terry Freund
      --------                 ----------------
                               Terry Freund
                               Chief Financial Officer







Exhibit 99.3

AMERICAN RESTAURANT PARTNERS, L.P.

555 N. Woodlawn, Suite 3102
Wichita, KS 67208
316-684-5119
316-684-9780/Fax



October 26, 1999



TO OUR PARTNERS:

American Restaurant Partners, L.P., a Delaware limited partnership ("the Partnership"), hereby invites its unitholders owning 500 or less Class A Income Preference Units of limited partner interests (the "Units"), to tender all, but not less than all of their Units up to an aggregate of 100,000 Units, to the Partnership at a price of $3.25 per Unit, less any distributions paid after October 29, 1999, net to the seller in cash, without interest thereon, as specified by tendering unitholders, upon the terms and subject to the conditions set forth herein and in the related Letter of Transmittal (which together constitute the "Offer").

Units will be accepted for purchase on a first-come, first-buy basis. This offer is scheduled to expire at 5:00 p.m. Central Time on December 20, 1999, unless the Offer is extended by the Partnership. The Offer is not conditioned upon any minimum number of units being tendered. The Partnership will not be obligated to purchase more than 100,000 Units pursuant to the Offer.

The Board of Directors of the managing general partner, RMC American Management, Inc. ("RAM"), has approved the Offer. However, none of RAM, the Board of Directors of RAM, nor the Partnership makes any recommendation to unitholders as to whether to tender or refrain from tendering their Units. Each unitholder must make the decision whether to tender Units. Tenders of less than all Units held by a unitholder will not be accepted.

The Offer provides unitholders who are considering a sale of their Units with the opportunity to sell their Units at a price of $3.25 per Unit. Since November, 1997, in order to remain taxed as a partnership, the Partnership limited the number of Units traded in a taxable year. The Partnership has maintained a Qualified Matching Service ("QMS") for investors wanting to buy or sell Partnership Units. During 1998,the number of Units matched through the QMS averaged over 5,100 Units each month, at sales prices ranging from $1.90 per Unit to $2.80 per Unit. The average price for Units matched in 1998 was $2.42. During 1999, to date, the number of Units matched dropped to an average of 878 Units each month, at sales prices ranging from $2.55 per Unit to $2.80 per Unit. The average price for Units matched in 1999 was $2.73.

The Partnership will continue to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, following completion of the Offer of the purchase of Units pursuant to the Offer.

Procedures for Tendering Units
------------------------------
For Units to be validly tendered pursuant to the Offer, the certificates for such Units, together with a properly completed and duly executed Letter of Transmittal, must be received prior to 5:00 p.m. Central Time on December 20, 1999, by the Partnership at the following address:

American Restaurant Partners, L.P.
Tender Offer
555 N. Woodlawn, Suite 3102
Wichita, KS 67208

You will need to sign the back of your certificate and have your signature guaranteed, by a commercial bank or trust company, or by a member firm of the NASDAQ. If you do not have your certificate because a brokerage firm holds your Units, you will have to notify your stockbroker to have one issued. It may take as long as four weeks for your stockbroker to issue you the certificate.

After receiving your stock certificate, the Partnership will send you a check. The amount paid to you will be calculated by multiplying the number of Units you tender by the purchase price per Unit, then subtracting any distributions paid by the Partnership after October 29, 1999. There will be no fee charged by the Partnership.

Information Concerning the Partnership
--------------------------------------
The Partnership owns and operates 89 Pizza Hut restaurants in its exclusive franchise territory in the states of Georgia, Louisiana, Montana, Oklahoma, Texas and Wyoming. The Partnership is a Delaware limited partnership and was formed on April 27, 1987. Its executive offices are located at 555 North Woodlawn, Suite 3102, Wichita, Kansas 67208, telephone (316) 684-5119.

Outlook for 2000
----------------
THE FOLLOWING DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WHICH REFLECT MANAGEMENT'S EXPECTATIONS BASED ON CURRENTLY AVAILABLE DATA; HOWEVER THERE CAN BE NO ASSURANCE THE FORWARD-LOOKING STATEMENTS INCLUDED IN THE FOLLOWING DISCUSSION WILL PROVE TO BE ACCURATE. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, BUT ARE NOT LIMITED TO, CONSUMER DEMAND AND MARKET ACCEPTANCE RISK, THE EFFECT OF ECONOMIC CONDITIONS, THE IMPACT OF COMPETING RESTAURANTS AND CONCEPTS, THE COST OF COMMODITIES AND OTHER FOOD PRODUCTS, LABOR SHORTAGES AND COSTS AND OTHER RISKS DETAILED IN THE PARTNERSHIP'S SECURITIES AND EXCHANGE FILINGS.

On March 13, 1996, the Partnership purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. ("Magic"), that owns and operates 27 Pizza Hut restaurants in Oklahoma. The remaining partnership interests were held by Restaurant Management Company of Wichita, Inc. (29.25%), an affiliate of the Partnership, Hospitality Group of Oklahoma, Inc. ("HGO") (25%), the former owners of the Oklahoma restaurants, and RAM (0.75%), the managing general partner of Magic. In August of 1998, Magic redeemed HGO's interest in Magic, which resulted in the Partnership's interest in Magic being increased from 45% to 60%. Therefore, beginning August 11, 1998, Magic's financial statements were consolidated into the Partnership's consolidated financial statements. Prior to August 11, 1998, the Partnership accounted for its investment in Magic using the equity method of accounting.

The Partnership purchased its interest in Magic for $3,000,000 in cash. To date the Partnership has not received any cash return on its investment in Magic. Based on its current financial performance Magic may be able to refinance its debt at the end of 1999 on more amenable terms, and thereby lower its annual debt service by approximately $500,000 (unless interest rates increase). A reduction of this magnitude would allow Magic to make cash distributions. Based on its 60% ownership, the Partnership could receive $300,000 in cash distributions from Magic in the first twelve months after Magic refinances its debt, if $500,000 were available for distribution.

For the first half of 1999, the Partnership, on a consolidated basis, experienced 9% same store sales growth over last year. This growth was the result of the successful introduction of The Big New Yorker pizza, a 16 inch traditional style pizza. This new product was especially successful in Oklahoma which had same store sales growth of 15 % for the first six periods of the year. Preliminary results for the third quarter of 1999 show same store sales growth of 6.4% for the Partnership. Management of the Partnership does not expect to continue these excellent same store sales growth amounts in 2000. The Big New Yorker was introduced in late January of 1999. It will be difficult to have positive sales growth during the same periods in 2000 due to having to compare to results achieved in 1999 from the most successful new product introduction in the history of Pizza Hut.

Commodity costs are expected to negatively impact cost of sales by 0.5% of sales in 2000. The majority of this increase is expected to be in meat toppings.
Pork prices have continued to rise since 1998, which was the lowest pork market in 20 years.

Management is expecting a minimum wage increase in 2000. A 50 cent increase in the minimum wage would negatively impact cost of labor by approximately 0.5%.

Except as disclosed in this letter, the Partnership currently has no plans or proposals which relate to or would result in: (a) an extraordinary partnership transaction, such as an acquisition, merger, reorganization or liquidation, involving the Partnership; (b) a sale or transfer of a material amount of assets of the Partnership; or (c) any material change in the distribution rate or policy, or indebtedness or capitalization of the Partnership.

Price Range of Units; Distributions
-----------------------------------
The Units were traded on the American Stock Exchange ("AMEX") under the symbol "RMC" through November 13, 1997. On that date, the Partnership delisted from the AMEX and limited trading of its Units. The Units were traded on the Pink Sheets from December 1, 1997 through January 2, 1998. Effective January 1, 1998, the Partnership maintained a Qualified Matching Service, whereby the Partnership will match persons desiring to buy Units with persons desiring to sell Units. The following table sets forth, for the periods indicated, the high and low per Unit sales price and per Unit cash distributions:

Calendar Period                   High          Low     Distributions
---------------                   ----          ---     -------------
1999
----
   1st Quarter                  $ 2.80        $ 2.55        $ 0.10
   2nd Quarter                    2.80          2.60          0.10
   3rd Quarter                    2.80          2.75          0.10

1998
----
   1st Quarter                    2.75          1.90          0.05
   2nd Quarter                    2.60          2.25          0.05
   3rd Quarter                    2.80          2.60          0.10
   4th Quarter                    2.80          2.70          0.10

1997
----
   1st Quarter                    5.75          4.81          0.11
   2nd Quarter                    5.13          4.81          0.11
   3rd Quarter                    5.00          2.75          0.05
   4th Quarter                    4.38          1.50          0.05

Due to the lack of significant trading, the price at which sales occur are not necessarily indicative of the fair market value of the Units.

On October 1, 1999 the Partnership announced its fourth 1999 cash distribution in the amount of $0.10 per Unit, and a special cash distribution of $0.05 per Unit, for a total of $0.15 per Unit, payable October 29 to unitholders of record as of October 12, 1999. The additional $0.05 distribution represents the proceeds from the sale of one the Partnership's Pizza Hut restaurants in Texas.

Summary Historical Consolidated Financial Information
-----------------------------------------------------
Set forth below is certain summary historical consolidated financial information of the Partnership.


                                (Unaudited)
                            Nine Periods Ended            Year Ended
                            ------------------            ----------
                        September 28, September 29, December 29, December 30,
                            1999          1998         1998         1997
                        -----------------------------------------------------
Net sales               $43,378,237   $29,946,394   $43,543,633  $38,977,341
Loss on restaurant
 closings                         -             -        23,747      792,219
Equity in loss
 of affiliate                     -         7,250         7,250      758,383
Income from operations    3,009,575     2,217,615     2,442,657      433,425
Gain on life insurance
 settlement                       -       875,533       875,533            -
Net income (loss)           559,263     1,227,950       808,717   (1,993,394)
Average total units
 outstanding              3,501,121     3,987,783     3,985,313    3,993,427
Basic and diluted net
 income (loss) per
 Partnership interest          0.16          0.31          0.20        (0.50)
Distributions per
 Partnership interest          0.30          0.20          0.30         0.32

Summary Proforma Consolidated Financial Information
---------------------------------------------------
Set forth below is certain summary proforma financial information of the Partnership, which gives effect to the consolidation of Oklahoma Magic, L.P. as if the Partnership's interest in Oklahoma Magic, L.P. increased from 45% to 60% as of January 1, 1997:


                               (Unaudited)                 (Unaudited)
                            Nine Periods Ended              Year Ended
                            ------------------              ----------
                        September 28, September 29, December 29, December 30,
                            1999          1998         1998         1997
                        -----------------------------------------------------
Net sales                $43,378,237  $40,034,215   $53,631,453   $54,689,655
Loss (gain) on
 restaurant closings               -            -       (93,220)    1,577,018
Income from operations     3,009,575    2,708,006      2,886,881      298,135
Gain on life insurance
 settlement                        -      875,533        875,533            -
Net income (loss)            559,263    1,305,244        806,324   (2,243,655)
Average total units
 outstanding               3,501,121    3,987,783      3,985,313    3,993,427
Basic and diluted net
 income (loss) per
 Partnership interest           0.16         0.33           0.20        (0.56)
Distributions per
 Partnership interest           0.30         0.20           0.30         0.32

Instructions for Tendering Units
--------------------------------
For those desiring to accept the Offer, listed below are the steps to do so:
1. Complete and sign the accompanying Letter of Transmittal

2. Complete on the back of the Stock Certificates the following items:
   - Date
   - Signature of each person listed on the front of the certificate
   - Address
   - Taxpayer Identification No.
   - Signatures Guaranteed
   Your signatures must be guaranteed, by a commercial bank or trust company, or by a member firm of NASDAQ. If the seller is a corporation, you must also send a corporate resolution authorizing the signature of the signers. Attached is a "Sample" copy of the back of a certificate with "X"'s marking the items that must be filled out on the back of your certificates.

3. Return the Letter of Transmittal and the Stock Certificates in the enclosed pre-addressed envelope to:
     American Restaurant Partners, L.P.
     Tender Offer
     555 N. Woodlawn, Suite 3102
     Wichita, KS 67208

We appreciate your consideration of the Offer. If you have any questions, feel free to call Investor Relations at (316) 684-5119.

Sincerely,
RMC American Management, Inc.

/s/ Hal W. McCoy

Hal W. McCoy
President and Chief Executive Officer
of Managing General Partner




                          LETTER OF TRANSMITTAL
                 To Tender Class A Income Preference Units
                      of Limited Partner Interests
                                  in
                   AMERICAN RESTAURANT PARTNERS, L.P.

           Pursuant to the Offer to Purchase Dated October 26, 1999

-----------------------------------------------------------------------------
            THE OFFER EXPIRES AT 5:00 P.M. CENTRAL TIME, ON MONDAY,
                DECEMBER 20, 1999, UNLESS THE OFFER IS EXTENDED.
-----------------------------------------------------------------------------

The names and addresses of the registered holders should be printed below, exactly as they appear on the certificates, representing Class A Units tendered hereby. The Unit certificate numbers and the number of Class A Units represented by such certificates should be indicated in the appropriate boxes on the Letter of Transmittal.


                                         CLASS A UNITS TENDERED
                                         ----------------------
                                  Attach Additional Signed List, if Necessary
                                 --------------------------------------------
NAME(S) AND ADDRESS(ES) OF
--------------------------
   REGISTERED HOLDER(S)
   --------------------                                     Total Number of
(Please fill in exactly as                                   Class A Units
name(s) appear(s) on Unit          Unit Certificate       Represented by Unit
   certificate(s)                      Number                Certificate(s)
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                              Total Units
-----------------------------------------------------------------------------

Ladies and Gentlemen:

The undersigned hereby tenders to American Restaurant Partners, L.P., a Delaware limited partnership ("the Partnership"), the above-described Class A Income Preference Units of limited partner interests (the "Units") at a price of $3.25 per Unit, less any distributions paid after October 29, 1999, net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in the Offer to Purchase dated October 26, 1999, receipt of which is hereby acknowledged, and in this Letter of Transmittal (which, together constitute the "Offer").

Subject to, and effective upon, acceptance for payment of and payment for the Units tendered herewith in accordance with the terms and subject to the conditions of the Offer, the undersigned hereby sells, assigns and transfers to or upon the order of the Partnership all right, title and interest in and to all Units that are being tendered hereby.

The undersigned hereby represents and warrants to the Partnership that the undersigned has full power and authority to tender, sell, assign and transfer the Units tendered hereby and that, when and to the extent the same are accepted for payment by the Partnership, the Partnership will acquire good, marketable and unencumbered title thereto, free and clear of all liens, restrictions, charges, encumbrances, conditional sales agreements or other obligations relating to the sale or transfer thereof, and the same will not be subject to any adverse claims. The undersigned will, upon request, execute and deliver any additional documents deemed by the Partnership to be necessary or desirable to complete the sale, assignment and transfer of the Units tendered hereby.

The undersigned represents and warrants to the Partnership that the undersigned has read and agrees to all of the terms of the Offer. All authority herein conferred or agreed to be conferred shall not be affected by and shall survive the death or incapacity of the undersigned, and any obligation of the representatives, successors and assigns of the undersigned. Except as stated in the Offer, this tender is irrevocable.

Please issue the check for the Purchase price of the Units purchased, in the name (s) of the undersigned. Similarly, please mail the check for the Purchase Price of any Units purchased to the undersigned at the address shown below the undersigned's signature (s).

The undersigned understands that acceptance of Units by the Partnership for payment will constitute a binding agreement between the undersigned and the Partnership upon the terms and subject to the conditions of the Offer.

                          PLEASE SIGN HERE
                (to be completed by all unitholders)

Signature(s) of Owner(s)

Dated: _______________________

Name(s) ______________________________________________

        ______________________________________________

(Please Print)
Name(s) ______________________________________________

        ______________________________________________

Address ______________________________________________

        ______________________________________________
        (Include Zip Code)

Area Code and Telephone Number

______________________________________________________

(Must be signed by registered unitholder(s) exactly as name(s) appear(s) on Unit certificate).