Form 10-K
period 1999-12-28
AMERICAN RESTAURANT PARTNERS L P
filed 2000-03-27
CIK 817900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                 FORM 10-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended December 28, 1999

                             OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from _______ to _______

Commission File Number 1-9606

                  AMERICAN RESTAURANT PARTNERS, L.P.
        (Exact name of registrant as specified in its charter)

     Delaware                                        48-1037438
(State or other jurisdiction of                   (I.R.S.Employer
incorporation or organization)                  Identification No.)

555 N. Woodlawn,  Suite 3102
Wichita, Kansas                                          67208
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code:  (316) 684-5119

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

                   Yes   X          No
                        ---            ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

  As of March 1, 2000 the aggregate market value of the income preference units held by non-affiliates of the registrant was $2,561,215.



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

  As of December 28, 1999, the Partnership owned and operated a total of 87 restaurants (collectively, the "Restaurants"). APP owned and operated 53 traditional "Pizza Hut" restaurants, 5 "Pizza Hut" delivery/carryout facilities and 3 dualbrand locations. During 1999, APP sold one "Pizza Hut" restaurant. Magic owned and operated 17 traditional "Pizza Hut" restaurants and 9 "Pizza Hut" delivery/carryout facilities. Magic closed one "Pizza Hut" delivery/carryout unit upon expiration of its lease during 1999. The following table sets forth the states in which the Partnership's Pizza Hut Restaurants are located:

                  Units        Units      Units       Units
                 Open At      Sold in   Closed in    Open At
                12-29-98       1999       1999       12-28-99
                --------      -------   ---------    --------
  Georgia           8           --         --            8
  Louisiana         1           --         --            1
  Montana          19           --         --           19
  Texas            26            1         --           25
  Wyoming           8           --         --            8
  Oklahoma         27           --          1           26
                  ---          ---        ---          ---
    Total          89            1          1           87
                  ===          ===        ===          ===

Financial Information About Industry Segments
---------------------------------------------
  The restaurant industry is the only business segment in which the Partnership operates.

Narrative Description of Business
---------------------------------
  The Partnership operates the Restaurants under license from Pizza Hut, Inc. ("PHI"), a subsidiary of Tricon Global Restaurants, Inc. ("Tricon") which was created with the spin-off of PepsiCo, Inc.'s restaurant division. Since it was founded in 1958, PHI has become the world's largest pizza restaurant chain in terms of both sales and number of restaurants. As of year-end 1999, there were over 8,000 units in the United States and more than 3,000 units located outside the United States in 87
countries.   PHI  owns  and  operates approximately  29%  of  the
restaurants in the United States and 20% of those in foreign countries.

  All Pizza Hut restaurants offer substantially the same menu items, including several varieties of pizza as well as pasta, salads and sandwiches. All food items are prepared from high quality ingredients in accordance with PHI's proprietary recipes and a special blend of spices available only from PHI. Pizza is offered in several different sizes with a thin crust, hand tossed traditional crust, or a thick crust, known as "Pan Pizza," as well as with a wide variety of toppings. Food products not prescribed by PHI may only be offered with the prior express approval of PHI.

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

  Purchase of Equipment, Supplies and Other Products. The Franchise Agreements require that all equipment, supplies and other products and materials required for operation of Pizza Hut restaurants be obtained from suppliers that meet certain standards established and approved by PHI. Purchasing is substantially provided by the Unified Foodservice Purchasing Cooperative to all members who consist of Taco Bell, KFC, and Pizza Hut franchisees and the restaurants operated by Tricon. Prior to the PepsiCo, Inc. spin-off of its restaurant division, substantially all distribution services were provided by PepsiCo Food Systems, Inc., ("PFS") which was a wholly-owned subsidiary of PepsiCo, Inc.

  The Partnership entered into a five-year exclusive food and supplies distribution agreement with AmeriServe Food Distribution, Inc. ("AmeriServe") effective January 1, 1999. The initial term of the agreement will expire December 31, 2003. Thereafter, the agreement may be renewed for successive one-year terms upon the written agreement of the parties. The terms of the contract provide incentives for using more efficient distribution practices and results in a reduction in the distribution costs incurred by the Partnership. Ameriserve acquired PFS in July 1997 and has been providing substantially all of the distribution services to the Partnership through its PFS relationship since the acquisition.

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

  Future Expansion. Under the terms of the Franchise Agreements, the Partnership has the right to open additional Pizza Hut restaurants within certain designated territories. The Partnership is not obligated to open any new restaurants in 2000 or future years.

Seasonality
-----------
  Historically, due to the locations of many of the Restaurants near summer tourist attractions and the severity of winter weather in the areas in which many of the Restaurants are located, the Partnership has realized approximately 40% of its operating profits in periods six through nine (18 weeks).
However, due to the increased sales and profits of the Partnership's restaurants in Texas and Oklahoma, the Partnership no longer experiences significant seasonality. Sales do continue to be largely driven through advertising and promotion.

Competition
-----------
  The retail restaurant business is highly competitive with respect to trademark recognition, price, service, food quality and location, and is often affected by changes in tastes, eating habits, national and local economic conditions, population and traffic patterns. The Restaurants compete with large regional and national chains, including both fast food and full service chains, as well as with independent restaurants offering moderately priced food. Many of the Partnership's competitors have  more  locations,  greater financial resources,  and  longer operating histories than the Partnership. The Restaurants compete directly with other pizza restaurants for dine-in, carry-out and delivery customers.

Government Regulation
---------------------
  The  Partnership  and the Restaurants are  subject  to  various government regulations, including zoning, sanitation, health, safety and alcoholic beverage controls. Restaurant employment practices are also governed by minimum wage, overtime and other working condition regulations which, to date, have not had a material effect on the operation of the Restaurants. The Partnership believes that it is in compliance with all laws and regulations which govern its business. In order to comply with the regulations governing alcoholic beverage sales in Montana, Texas, Wyoming and Oklahoma, the licenses permitting beer sales in certain Restaurants in those states are held in the name of resident persons or domestic entities to whom they were originally issued, and are utilized by the Partnership under lease arrangements with such resident persons or entities. Because of the varying requirements of various state agencies regulating liquor and beer licenses, the Partnership Agreement provides that all Unitholders and all other holders of limited partner interests must furnish the Managing General Partner with all information it reasonably requests in order to comply with any requirements of these state agencies, and that the Partnership has the right to purchase all Units held by any person whose ownership of Units would adversely affect the ability of the Partnership to obtain or retain licenses to sell beer or wine in any Restaurant.

Employees
---------
    As of March 1, 2000, the Partnership did not have any employees. The Operating Partnerships had approximately 1,950 employees at the Restaurants. Each Restaurant is managed by one restaurant manager and one or more assistant restaurant managers. Many of the other employees are employed only part-time and, as is customary in the restaurant business, turnover among the part-time employees is high. Employees at one of the Restaurants were covered by a collective bargaining agreement through July 7, 1997. The employees at this restaurant voted to decertify as of that date. The Restaurants are managed by employees of the Management Company which has its principal offices in Wichita, Kansas. The Management Company has a total of 36 employees which devote all or a significant part of their time to management of the Restaurants. In addition, the Partnership may employ certain management officials of the Management Company on a part-time basis. Employee relations are believed to be satisfactory.


Financial Information About Foreign and Domestic Operations and
---------------------------------------------------------------
Export Sales
------------
  The Partnership operates no restaurants in foreign countries.


Item 2. Properties
------------------
  The following table lists the location by state of Restaurants operated by APP as of December 28, 1999.

                Leased From       Leased From
              Unrelated Third   Affiliate of the
                  Parties       General Partners    Owned   Total
                  -------       ----------------    -----   -----

Georgia              1                 -              7       8
Louisiana            -                 -              1       1
Montana              9                 -             10      19
Texas               15                 -             10      25
Wyoming              1                 1              6       8
                    --                --             --      --
Total APP           26                 1             34      61
                    ==                ==             ==      ==

  Six of the properties owned by APP are subject to ground leases from unrelated third parties. The property leased from an affiliate of the General Partners is subject to a mortgage or deed of trust. Most of the properties, including that owned by an affiliate of the General Partners are leased for a minimum term of at least five years and are subject to one or more five year renewal options. Two leases with initial terms of less than five years contain renewal options extending through at least 2001. Management believes leases with shorter terms can be renewed for multiple-year periods, or the property can be purchased, without significant difficulty or unreasonable expense.

  In  addition  to  the operating restaurants above,  APP  has  a
remaining  lease  obligation  on  one  closed  restaurant.   This
location is subleased through its remaining lease term.

  The following table lists the Restaurants operated by Magic as of December 28, 1999.

                Leased From
               Unrelated Third       Leased From
                  Parties             Affiliate         Total
                  -------             ---------         -----

Oklahoma            24                    2                26
                    --                   --                --
Total Magic         24                    2                26
                    ==                   ==                ==

  Most of the properties including the two owned by an affiliate are leased for a minimum term of at least five years and are subject to one or more five year renewal options. One lease with an initial term of less than five years contains renewal options through 2002.

  In  addition  to  the operating restaurants  above,  Magic  has
remaining lease obligations on two closed restaurants.   Both  of
these leases expire during 2000.

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

Item 3.  Legal Proceedings
--------------------------
  As of December 28, 1999, the Partnership was not a party to any pending legal proceedings material to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
  Not applicable.



                          PART II


Item 5.  Market for the Registrant's Class A Income Preference
--------------------------------------------------------------
Units and Related Security Holder Matters
-----------------------------------------

  The Partnership's Class A Income Preference Units were traded on the American Stock Exchange under the symbol "RMC" through November 13, 1997. On that date, the Partnership delisted from the American Stock Exchange and limited trading of its units.
The Class A Income Preference Units were traded on the Pink Sheets from December 1, 1997 through January 2, 1998. Effective January 1, 1998, the Partnership offered a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units. Market prices for units during 1999 and 1998 were:

Calendar Period                    High           Low
-----------------------------------------------------
1999
----
  First Quarter                    $2.80        $2.55
  Second Quarter                    2.80         2.60
  Third Quarter                     2.80         2.75
  Fourth Quarter                    2.95         2.75

1998
----
  First Quarter                    $2.75        $1.90
  Second Quarter                    2.60         2.25
  Third Quarter                     2.80         2.60
  Fourth Quarter                    2.80         2.70

  As of December 28, 1999, approximately 1,100 unitholders owned American Restaurant Partners, L.P. Class A Income Preference Units of limited partner interest. Information regarding the number of unitholders is based upon holders of record excluding individual participants in security position listings.

  Cash distributions to unitholders were:
                                                         Per
Record Date            Payment Date                      Unit
-------------------------------------------------------------
1999
----
  January 15, 1999    January 29, 1999                  $0.10
  April 12, 1999      April 30, 1999                     0.10
  July 12, 1999       July 30, 1999                      0.10
  October 12, 1999    October 29, 1999                   0.15
                                                         ----
  Cash distributed during 1999                          $0.45
                                                         ====

                                                         Per
Record Date            Payment Date                      Unit
-------------------------------------------------------------
1998
----
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


Item 6.    Selected Financial Data
          (in thousands, except per Unit data, number of Restaurants, and average weekly sales per Restaurant)

                                                              American Restaurant Partners, L.P.
                                                                         Year Ended

                                                   December 28, December 29, December 30, December 31, December 26,
                                                      1999       1998 (d)       1997         1996         1995
                                                   ------------ ------------ ------------ ------------ ------------
Income statement data:
   Net sales                                      $   57,820   $   43,544   $   38,977  $   40,425   $   40,004
   Income from operations                              3,990        2,443          433       3,076        3,890
   Net income (loss)                                   1,315          809       (1,993)      1,584        2,481
   Net income (loss) per Partnership unit               0.37         0.20        (0.50)       0.40         0.63

Balance sheet data:
   Total assets                                   $   29,625   $   30,703   $   22,226  $   23,745   $   16,134
   Long-term debt                                     28,078       29,630       20,005      18,859       10,525
   Obligations under capital
      leases                                           1,495        1,543        1,645       1,665        1,732
   Partners capital (deficiency):
      General Partners                                    (9)          (8)          (8)         (5)          (3)
      Class A                                          5,395        5,543        5,624       6,295        6,573
      Class B and C                                   (9,252)     (10,058)      (8,322)     (5,811)      (4,688)
      Notes receivable from employees                   (956)           -            -           -           (6)
      Cost in excess of carrying
         value of assets acquired                     (1,324)      (1,324)      (1,324)     (1,324)      (1,324)
      Cumulative comprehensive (loss) income               -         (108)          19         (44)           -
   Cash dividends declared per unit                     0.45         0.30         0.32        0.74         0.74

Statistical data:
   Capital expenditures: (b)
      Existing Restaurants                        $    1,078    $   2,465   $      889  $    2,612   $    1,185
      New Restaurants                                    300          162          935       4,136            -
   Average weekly sales per
      Restaurant: (c)
        Red Roof                                      12,683       11,918       11,813      12,544       12,862
        Delivery/carryout facility/C-store            11,657       10,508        8,160      10,547       12,463
   Restaurants in operation
        at end of period                                  87           89           63          67           60




                NOTES TO SELECTED FINANCIAL DATA


(a) Net earnings are allocated to all partners in accordance with their respective units in the Partnership with all outstanding units being treated equally.

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




Item  7.   Management's Discussion and Analysis  of  Consolidated
-----------------------------------------------------------------
Financial Condition and Results of Operations
---------------------------------------------

Results of Operations
---------------------
The following discussion compares the Partnership's results for the years ended December 28, 1999, December 29, 1998 and December 30, 1997. This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere herein.

The accompanying consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, LLC. Effective August 11, 1998, the interest of American Pizza Partners, L.P. in Magic increased from 45% to 60% in connection with Magic's purchase of a 25% interest from a former limited partner (see
Note 13 to the accompanying financial statements). Accordingly, the Partnership began consolidating the accounts of Magic from that date. All significant intercompany balances and transactions have been eliminated. The table below shows the historical Statements of Operations as well as proforma results of operations assuming the Partnership's interest in Magic increased to 60% as of January 1, 1997. The proforma results are shown in order to provide a more meaningful basis for a comparative discussion of the years ended December 28, 1999, December 29, 1998 and December 30, 1997.

                                    Historical                   Proforma (1)
                      ------------------------------------ -----------------------
                           1999        1998        1997        1998        1997
                      ------------------------------------ -----------------------
Net sales             $ 57,820,215 $43,543,633 $38,977,341 $53,631,453 $54,689,655

Operating costs
 and expenses:
Cost of sales           15,355,713  11,710,209  10,586,372  14,289,075  14,895,268
Restaurant labor
 and benefits           16,899,475  12,500,842  11,043,688  15,522,283  15,939,414
Advertising              3,766,662   2,844,451   2,511,470   3,595,040   3,827,444
Other restaurant
 operating expenses
 exclusive of
 depreciation and
 amortization           10,834,915   8,337,961   7,691,831  10,656,012  11,382,741
General and
 administrative:
Management fees          3,582,943   2,894,911   2,710,449   3,348,863   3,261,044
Other                      787,305     631,999     371,443     761,827     601,017
Depreciation
 and amortization        2,540,304   2,149,606   2,078,061   2,664,692   2,907,574
Loss (gain) on
 restaurant closings        63,398      23,747     792,219     (93,220)  1,577,018
Equity in loss
 of affiliate                    -       7,250     758,383           -           -
                        ----------------------------------------------------------
Income from
 operations              3,989,500   2,442,657     433,425   2,886,881     298,135
Interest income             25,994      29,783      29,350      29,783      29,350
Interest expense        (2,590,720) (2,662,061) (2,476,304) (3,115,146) (3,267,918)
Gain on life
 insurance settlement            -     875,533           -     875,533           -
Loss on sale of
 investments held
 for sale                 (134,766)          -           -           -           -
Gain on sale of
 restaurant                196,608           -           -           -           -
                        ----------------------------------------------------------
                        (2,502,884) (1,756,745) (2,446,954) (2,209,830) (3,238,568)
Income (loss) before
 minority interest       1,486,616     685,912  (2,013,529)    677,051  (2,940,433)  33)
Minority interest
 in income (loss)
 of Operating
 Partnerships             (172,062)    122,805      20,135     129,273     696,778
                        ----------------------------------------------------------
Net income (loss)      $ 1,314,554 $   808,717 $(1,993,394)$   806,324 $(2,243,655)
                        ==========================================================

(1) The proforma statements of operations for 1998 and 1997 include consolidation of Magic as if the Partnership's interest in Magic increased to 60% as of January 1, 1997.


Net Sales
---------
Net sales for the year ended December 28, 1999 increased $4,189,000 from proforma net sales of $53,631,000 in 1998 to $57,820,000 in 1999, a 7.8% increase. This increase was attributable primarily to the success of The Big New Yorker pizza, a 16 inch traditional style pizza introduced in early 1999.

Proforma net sales for the year ended December 29, 1998 decreased $1,059,000 or 1.9%, from $54,690,000 for the year ended December 30, 1997 to $53,631,000 for the year ended December 29, 1998.
This decrease was entirely attributable to restaurants closed in 1997 as comparable restaurants sales increased 4.4%.

Income From Operations
----------------------
Income from operations for the year ended December 28, 1999 increased $1,103,000 from $2,887,000 to $3,990,000, a 38.2%
increase over the year ended December 29, 1998. Income from operations represented 6.9% of net sales for the year ended December 28, 1999 compared to proforma income from operations of 5.4% of proforma net sales for the year ended December 29, 1998. Cost of sales as a percentage of net sales was 26.6% of net sales in both 1999 and 1998. Labor and benefits expense increased slightly from 28.9% of net sales for the year ended December 29, 1998 to 29.2% of net sales for the year ended December 28, 1999 due to improved staffing of the restaurants. Advertising decreased from 6.7% of proforma net sales in 1998 to 6.5% of net sales in 1999. Other restaurant operating expenses amounted to 18.7% of net sales in 1999 compared to 19.9% of proforma net sales in 1998. This decrease is primarily attributable to lower occupancy costs in 1999 through the purchase of previously leased properties and the buyout or expiration of leases on closed restaurants during the last half of 1998. General and administrative expenses decreased from 7.7% of proforma net sales in 1998 to 7.6% of net sales in 1999. Depreciation and amortization expense decreased from 5.0% of proforma net sales in 1998 to 4.4% of net sales in 1999.

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

Net Earnings
------------
Net earnings increased $509,000 to net income of $1,315,000 for the year ended December 28, 1999 compared to proforma net income of $806,000 for the year ended December 29, 1998. The 1998 period net income included a gain on life insurance settlement of $876,000. The 1999 period net income includes a $135,000 loss on sale of investments held for sale and a $197,000 gain on sale of a restaurant. The increase in net earnings is primarily attributable to the increase in income from operations noted above and a decrease in interest expense of $524,000. The cure of a default of certain loans within the Partnership's pooled borrowings from Franchise Mortgage Acceptance Company accounted for $424,000 of this decrease in interest expense (See Note 3 of the accompanying financial statements). These were offset by a $301,000 increase in minority interest in earnings of affiliate.

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

At December 28, 1999, the Partnership had a working capital deficiency of $5,465,000 compared to a deficiency of $9,211,000 at December 29, 1998. The decrease in working capital deficiency at December 28, 1999 is primarily a result of a $3,767,000 decrease in current portion of long-term debt. At December 29, 1998, the entire amount of Magic's outstanding notes payable FMAC were classified as a current liability because Magic was not in compliance of the fixed charge coverage ratio covenant requirement. There have been no defaults in making scheduled payments of either principal or interest. Subsequent to December 28, 1999, Magic refinanced $1,099,000 of notes payable to Intrust Bank and $479,000 of notes payable to a former limited partner with new notes from Intrust Bank that mature in 2001 and beyond, bringing Magic into compliance with the fixed charge coverage ratio covenant. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Net Cash Provided by Operating Activities
-----------------------------------------
During 1999, net cash provided by operating activities amounted to $4,125,000, an increase of $3,288,000 over 1998. This increase is primarily attributable to the increase in net income and an increase in accounts payable in 1999 of $379,000 compared to a decrease in accounts payable in 1998 of $1,693,000.

Investing Activities
--------------------
Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for 1999 were $1,378,000 of which $867,000 was for replacement of equipment in existing restaurants, $286,000 was for the purchase of land for future development, and $225,000 was for the purchase of a previously leased restaurant.

Financing Activities
--------------------
Cash distributions paid in 1999 totaled $1,549,000 and amounted to $0.45 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During 1999, the Partnership's proceeds from long term borrowings amounted to $3,130,000 of which $1,605,000 was used to refinance debt to obtain favorable terms, $525,000 was used to purchase land and buildings, and the remainder was used primarily to replenish operating capital. The Partnership does not plan to open any new restaurants during 2000. Management anticipates spending $698,000 in 2000 for recurring replacement of equipment in existing restaurants which the Partnership expects to finance from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

During 1998, the Partnership collected on a life insurance policy purchased in 1993 on one of its original investors. This investor owned approximately 438,600 Class B and C units. The policy was purchased with the intent of providing the Partnership a means of repurchasing his units upon his death if his heirs so desired. The investor died in May of 1998. The Partnership recognized a gain of $876,000 upon receipt of the insurance proceeds. The units were repurchased on December 29, 1998 at
$2.55 per unit for a total purchase price of $1,118,430. In addition, if the nine Pizza Hut restaurants located within the Billings, Montana ADI, including the associated franchises, real estate and operating assets, (the BM Restaurants) are sold to an unrelated party in one or more transactions and the sale transaction(s) are closed prior to January 1, 2001, then the heirs will receive as additional consideration for the purchase of the units, a contingent payment of $0.50 per unit, or $219,300. If the BM Restaurants are not sold within that time, the obligation to make the contingent payment will expire. The Partnership is not required to market or sell the BM Restaurants or to accept any offer by any party to purchase such BM Restaurants.

Year 2000 Compliance
--------------------
The  Partnership  did  not  incur any  problems  with  Year  2000
compliance.   Management  is  continuing  to  monitor  Year  2000
issues.   The  Partnership does not anticipate any problems  with
Year 2000 compliance in the future.

Other Matters
-------------
On January 31, 2000, AmeriServe, the Partnership's primary supplier of food ingredients and dry goods, filed for protection under the U.S. Bankruptcy Code. Tricon, the Unified Foodservice Purchasing Coop, and key representatives of the Tricon franchise community are working together to ensure the availability of supplies to Tricon's restaurant system during the bankruptcy proceedings. To date, the Partnership has not experienced any significant supply interruption. AmeriServe has advised Tricon that it is actively seeking to arrange the financing necessary to maintain AmeriServe operations. The Partnership, along with Tricon, has commenced contingency planning and believes that it can arrange with an alternative distributor or distributors to meet the needs of the restaurants if AmeriServe is no longer able to adequately service the restaurants.

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

Effects of Inflation and Future Outlook
---------------------------------------
Inflationary factors such as increases in food and labor costs directly affect the Partnership's operations. Because most of the Partnership's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will effect the Partnership's labor costs. The Partnership cannot always effect immediate price increases to offset higher costs and no assurance can be given the Partnership will be able to do so in the future.

The Partnership's earnings are affected by changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Partnership does not use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would increase the Partnership's interest expense and decrease net income by $3,500 over the term of the related debt. This amount was determined by considering the impact of the hypothetical interest rates on the Partnership's borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

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

Item  9.   Changes  in  and  Disagreements  with  Accountants  on
-----------------------------------------------------------------
Accounting and Financial Disclosure
-----------------------------------
  The Partnership filed a Form 8-K to report a change in certifying accountants with the firm of Ernst & Young LLP being replaced by Grant Thornton LLP effective September 9, 1999.



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

                         Present  Position  with  the  Management
                         Company and Business Experience for
Name             Age     Past 5 Years
----             ---     ----------------------------------------
Hal W. McCoy      54     Chairman, Chief Executive Officer
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

Hal W. McCoy II   32     President.  McCoy holds a Bachelor of
                         Science   degree  in  Business Administration
                         from the University of Kansas. In 1990, he founded, owned and operated CenTex Pizza
                         Partners, L.P., which operated four Pizza
                         Huts in Texas.  After improving the
                         operations and selling CenTex in 1992, he joined the Management Company where he currently oversees all operations for the Pizza Huts and Long John Silver's managed by the Management Company.

J. Leon Smith     57     Vice  President.  Smith holds a Bachelor of
                         Science degree in Hotel and Restaurant
                         Management from Oklahoma State University and a Juris Doctorate from the University of Oklahoma. He has been employed by McCoy since 1974, first as Director of Operations for the Long John Silver's division and then as Director of Real Estate Development and
                         General Counsel.

Terry Freund      44     Chief  Financial  Officer. Freund holds a
                         Bachelor of Arts degree in Accounting
                         from Wichita State University.  He has
                         been employed by McCoy since 1984.
                         He is responsible for virtually all of
                         the financial and administrative
                         functions in the company.

Item 11. Executive Compensation
-------------------------------
     The executive officers of the Management Company perform services for all of the restaurants managed by the Management Company, including the Restaurants. Cash compensation of executive officers of the Management Company who are also officers of affiliated companies is allocated for accounting purposes among the various entities owning such restaurants on the basis of the number of restaurants each entity owns. Only the compensation of the Chief Executive Officer, President, and Chief Financial Officer is shown below as the other officer's total cash compensation does not exceed $100,000. Neither RAM nor the Operating Partnerships compensate their officers, directors or partners for services performed, and the salaries of the executive officers of the Management Company are paid out of its management fee and not directly by the Partnership.


                    SUMMARY COMPENSATION TABLE

                                     Annual Compensation
                                     -------------------
Name and                                                  Allocable to
Principal Position        Year   Salary    Bonus    Total  Partnership
------------------        ----   ------    -----    -----  -----------
Hal W. McCoy              1999  $174,831  $47,969  $222,800  $176,389
 Chief Executive Officer  1998   171,627   40,370   211,997   142,821
                          1997   127,322   36,451   163,773    79,716

Hal W. McCoy II           1999    97,765   32,899   130,664    98,725
 President

Terry Freund              1999    96,227   30,078   126,305    96,739
 Assistant Secretary and  1998    84,297   20,063   104,360    67,441
 Chief Financial Officer  1997    83,049   13,275    93,324    48,343

Incentive Bonus Plan
--------------------
     The Management Company maintains a discretionary supervisory incentive bonus plan (the "Incentive Bonus Plan") pursuant to which approximately 20 employees in key management positions, including Mr. McCoy are eligible to receive quarterly cash bonus payments if certain management objectives are achieved. Performance is measured each quarter and bonus payments are awarded and paid at the discretion of Mr. McCoy. The amounts paid under this plan for fiscal year 1999, 1998 and 1997 to Mr. McCoy, Mr. McCoy II and Mr. Freund are included in the amounts shown in the cash compensation amounts set forth above. The total amount allocated to the Restaurants under the Incentive
Bonus Plan for the fiscal year ended December 28, 1999 was $295,419 of which $73,305 was paid to all executive officers as a group. Bonuses paid under the Incentive Bonus Plan are paid by the Operating Partnerships.

    The Incentive Bonus Plan in effect for the fiscal year ending December 27, 2000 provides for payment of aggregate supervisory bonuses in an amount equal to 15% of the amount by which the Partnership's income from operations plus depreciation and amortization expenses exceed a prescribed threshold. The threshold generally represents capital expenditures, interest and principal payments on Partnership debt, and cash distributions. For the fiscal year ended December 28, 1999 the Partnership's income from operations plus depreciation and amortization expenses was $6,529,804.

Class A Unit Option Plan
------------------------
      The Partnership, APP, RAM and the Management Company have adopted a Class A Unit Option Plan (the "Plan") pursuant to which 75,000 Class A Units are reserved for issuance to employees, including officers, of the Partnership, APP, RAM and the Management Company. Participants will be entitled to purchase a designated number of Units at an option price which shall be equal to the fair market value of the Units on the date the option is granted. Options granted under the Plan will be for a term to be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and shall not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. The Plan is administered by the Managing General Partner which, among other things, designates the individuals to whom options are granted, the number of Units for which such options are to be granted and other terms of grant. The executive officers have no outstanding options at December 28, 1999.

Item  12.  Security  Ownership of Certain Beneficial  Owners  and
-----------------------------------------------------------------
Management
----------

                      PRINCIPAL UNITHOLDERS

     The following table sets forth, as of March 1, 2000, information with respect to persons known to the Partnership to be beneficial owners of more than five percent of the Class A Income Preference Units, Class B or Class C Units of the
Partnership:

                  Name & Address     Amount & Nature
Title              of Beneficial      of Beneficial       Percent
of Class               Owner            Ownership        of Class
--------          --------------     ---------------     --------
Class A Income
Preference Units      None

Class B           Hal W. McCoy           656,537 (1)       59.55%
                  555 N. Woodlawn
                  Suite 3102
                  Wichita, KS  67208

Class B           John Hunter            116,564           10.57%
                  117 Lilac Lane
                  San Antonio, TX  78209

Class C           Hal W. McCoy         1,271,876 (1)       66.11%
                  555 N. Woodlawn
                  Suite 3102
                  Wichita, KS  67208

Class C           John Hunter            106,536            5.54%
                  117 Lilac Lane
                  San Antonio, TX  78209


(1)  Hal W. McCoy beneficially owns 95.83% of RMC Partners,  L.P.
which  owns  686,164  Class B    Units and  1,322,266  Class  C
Units.   Mr. McCoy  owns 95.65% of RMC American  Management,
Inc. which owns 3,680 Class C Units. Mr. McCoy has voting authority over the units.



                SECURITY OWNERSHIP OF MANAGEMENT


     The following table sets forth, as of March 1, 2000, the number of Class A Income Preference Units, Class B Units, or Class C Units beneficially owned by the director and by the director and executive officers of both RAM and the Management Company as a group.

Title         Name of              Amount & Nature       Percent
of Class   Beneficial Owner    of Beneficial Ownership   of Class
--------   ----------------    -----------------------   --------

  B        Hal W. McCoy               656,537 (1)         59.55%
  C        Hal W. McCoy             1,271,876 (1)         66.11%
  B        Director & all             786,750 (1)         71.37%
           officers as a group
           (4 Persons)
  C        Director & all           1,502,817 (1)         78.12%
           officers as a group
           (4 Persons)

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



                             PART IV

Item 14.  Exhibits, Financial Statements and Reports
----------------------------------------------------
on Form 8-K
-----------

(a) 1.  Financial statements
        --------------------

        See "Index to Consolidated Financial Statements and
        Supplementary Data" which appears on page F-1 herein.

    3.  Exhibits
        --------

        The exhibits filed as part of this annual report are listed in the "Index to Exhibits" at page 33.

(b) Reports on Form 8-K
    -------------------

        During the third quarter of 1999, the Partnership filed a Form 8-K dated September 9, 1999 reporting a change in certifying accountants.




                        INDEX TO EXHIBITS
                          (Item 14(a))


Exhibit
No.       Description of Exhibits                         Page/Notes
---       -----------------------                         ----------

3.1 Amended and Restated Certificate of Limited Partnership of American Restaurant Partners, L.P. A
3.2       Amended and Restated Agreement of Limited
          Partnership of American Restaurant Partners, L.P.     A
3.3       Amended and Restated Certificate of Limited
          Partnership of American Pizza Partners, L.P.          A
3.4       Amended and Restated Agreement of Limited
          Partnership of American Pizza Partners, L.P.          A
4.1       Form of Class A Certificate                           A
4.2       Form of Application for Transfer of Class A Units     A
10.1      Management Services Agreement dated
          June 26, 1987 between American Pizza
          Partners, L.P. and RMC American Management, Inc.      A
10.2      Management Services Agreement dated
          June 26, 1987 between RMC American
          Management, Inc. and Restaurant Management
          Company of Wichita, Inc.                              A
10.3      Form of Superseding Franchise Agreement
          between the Partnership and Pizza Hut, Inc.
          and schedule pursuant to Item 601 of
          Regulation S-K.                                       A
10.4      Form of Blanket Amendment to Franchise Agreements     A
10.5      Incentive Bonus Plan                                  A
10.6      Class A Unit Option Plan                              B
10.7      Revolving Term Credit Agreement dated
          June 29, 1987 between American Pizza
          Partners, L.P. and the First National Bank
          in Wichita                                            C
10.8 Form of 1990 Franchise Agreement between the Partnership and Pizza Hut, Inc. and schedule
          pursuant to Item 601 of Regulation S-K                D
10.9      Contribution Agreement, dated as of February 1,
          1996, relating to the closing date of March 13,
          1996, by and among American Pizza Partners, L.P., Hospitality Group of Oklahoma, Inc., RMC American Management, Inc., Restaurant Management Company
          of Wichita, Inc. and Oklahoma Magic, L.P.             E
10.10     Settlement Agreement between Oklahoma Magic, L.P.
          and Hospitality Group of Oklahoma, Inc.               F
23.1      Consent of Grant Thornton LLP                      F-26
23.2      Consent of Ernst & Young LLP                       F-27
27.1      Financial Data Schedule                               G



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

B.  Incorporated by reference to the Partnership's Registration
    Statement on Form S-8 dated March 21, 1988.

C. Incorporated by reference to Exhibit 10.7 of the Partnership's Form 10-K for the year ended December 31, 1987.

D. Incorporated by reference to Exhibit 10.8 of the Partnership's Form 10-K for the year ended December 31, 1991.

E.  Incorporated by reference to Exhibit 2 of the Partnership's
    Form 8-K dated March 13, 1996.

F. Incorporated by reference to Exhibit 10.10 of the Partnership's Form 10-K dated December 29, 1998.

G. Submitted electronically to the Securities and Exchange Commission for information only and not filed.




                           SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        AMERICAN RESTAURANT PARTNERS, L.P.
                                 (Registrant)
                        By: RMC AMERICAN MANAGEMENT, INC.
                            Managing General Partner



Date:  3/24/00          By: /s/Hal W. McCoy
      --------              ---------------
                            Hal W. McCoy
                            Chairman and
                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                  Title                                 Date
----                  -----                                 ----

/s/Hal W. McCoy      Chairman and Chief Executive Officer  3/24/00
---------------      (Principal Executive Officer          -------
Hal W. McCoy         of RMC American Management, Inc.




/s/Terry Freund      Chief Financial Officer               3/24/00
---------------                                            -------
Terry Freund




           Index to Consolidated Financial Statements and Supplementary Data




The following financial statements are included in Item 8:

                                                             Page
                                                             ----
Report of Independent Certified Public Accountants . . . . .  F-2
Report of Independent Auditors . . . . . . . . . . . . . . .  F-3
Consolidated Balance Sheets as of December 28, 1999
    and December 29, 1998. . . . . . . . . . . . . . . . . .  F-4
Consolidated Statements of Operations for the years ended
    December 28, 1999, December 29, 1998,
    and December 30, 1997  . . . . . . . . . . . . . . . . .  F-6
Consolidated Statements of Partners' Capital (Deficiency)
    for the years ended December 28, 1999,
    December 29, 1998 and December 30, 1997  . . . . . . . .  F-7
Consolidated Statements of Cash Flows for the
    years ended December 28, 1999, December 29, 1998,
    and December 30, 1997  . . . . . . . . . . . . . . . . .  F-8
Notes to Consolidated Financial Statements . . . . . . . . .  F-9

All financial statement schedules have been omitted since the required information is not present.





       Report of Independent Certified Public Accountants


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We  have  audited the accompanying consolidated balance sheet  of
American  Restaurant  Partners,  L.P.  (the  Partnership)  as  of
December 28, 1999, and the related consolidated statements of operations, partners' capital (deficiency), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American Restaurant Partners, L.P. at December 28, 1999 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                    /s/Grant Thornton LLP



Wichita, Kansas
March 6, 2000






                 REPORT OF INDEPENDENT AUDITORS


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We  have  audited the accompanying consolidated balance sheet  of
American  Restaurant  Partners,  L.P.  (the  Partnership)  as  of
December 29, 1998, and the related consolidated statements of operations, partners' capital (deficiency), and cash flows for each of the two years in the period ended December 29, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American Restaurant Partners, L.P. at December 29, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 29, 1998, in conformity with generally accepted accounting principles.


                                    /s/Ernst & Young LLP



Kansas City, Missouri
March 12, 1999



                    AMERICAN RESTAURANT PARTNERS, L.P.

                      CONSOLIDATED BALANCE SHEETS


                                                     December 28,  December 29,
         ASSETS                                         1999          1998
---------------------------                          ------------  ------------
 Current assets:
  Cash and cash equivalents                         $   742,452   $   329,946
  Investments available-for-sale,
   at fair market value                                       -        68,635
  Accounts receivable                                   258,388       264,754
  Due from affiliates                                    69,948        90,146
  Notes receivable from
   affiliates - current portion                          19,531        62,511
  Inventories                                           410,997       441,326
  Prepaid expenses                                      270,300       287,046
                                                     ----------    ----------
  Total current assets                                1,771,616     1,544,364

 Property and equipment, at cost:
  Land                                                4,312,468     4,082,418
  Buildings                                           8,374,351     8,586,103
  Restaurant equipment                               12,808,308    12,823,544
  Leasehold rights and improvements                   8,164,307     8,006,852
  Property under capital leases                       2,077,751     2,077,751
                                                     ----------    ----------
                                                     35,737,185    35,576,668
  Less accumulated depreciation and amortization     16,406,881    14,733,218
                                                     ----------    ----------
                                                     19,330,304    20,843,450

 Other assets:
  Franchise rights, net of accumulated
    amortization of $1,686,489 ($1,416,937 in 1998)   5,510,611     5,780,163
  Notes receivable from affiliates                       75,952        50,201
  Deposit with affiliate                                485,000       450,000
  Goodwill, net of accumulated
    amortization of $130,110 ($109,402 in 1998)         694,391       714,469
  Other                                               1,757,137     1,320,132
                                                     ----------    ----------
                                                    $29,625,011   $30,702,779
                                                     ==========    ==========


                    AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED BALANCE SHEETS


                                                     December 28,  December 29,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)          1999          1998
----------------------------------------------       ------------  ------------
 Current liabilities:
  Accounts payable                                  $ 2,818,985   $ 2,390,582
  Due to affiliates                                     111,988       226,322
  Accrued payroll and other taxes                       750,474       635,805
  Accrued liabilities                                 1,177,506     1,272,957
  Current maturities of long-term debt,
    including $4,186,311 of notes
    payable in default in 1998                        2,415,469     6,182,101
  Current portion of obligations
   under capital leases                                  59,124        47,528
                                                     ----------    ----------
  Total current liabilities                           7,333,546    10,755,295

 Long-term liabilities less current maturities:
  Obligations under capital leases                    1,436,375     1,495,486
  Long-term debt                                     25,662,277    23,447,773
  Other noncurrent liabilities                          787,208       563,095
                                                     ----------    ----------
                                                     27,885,860    25,506,354

  Minority interests in Operating Partnerships          551,541       395,908
  Commitments and contingencies                               -             -

  Partners' capital (deficiency):
    General Partners                                     (8,585)       (8,245)
    Limited Partners:
     Class A Income Preference, authorized 875,000
       units; issued 789,866 units (814,010 in 1998)  5,394,796     5,543,603
     Classes B and C, issued 1,102,418 and
       1,923,808 class B and C units, respectively
       (948,039 and 1,663,820 units in 1998,
       respectively)                                 (9,252,030)  (10,058,014)
    Notes receivable employees - sale
     of partnership units                              (956,436)            -
    Cost in excess of carrying value
     of assets acquired                              (1,323,681)   (1,323,681)
    Cumulative comprehensive loss                             -      (108,441)
                                                     ----------    ----------
    Total partners' capital (deficiency)             (6,145,936)   (5,954,778)
                                                     ----------    ----------
                                                    $29,625,011   $30,702,779
                                                     ==========    ==========

                          See accompanying notes.


                               AMERICAN RESTAURANT PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                Years ended December 28, 1999,
                            December 29, 1998 and December 30, 1997

                                                           1999           1998           1997
                                                         ----------    ----------     ----------
 Net sales                                              $57,820,215   $43,543,633    $38,977,341

 Operating costs and expenses:
  Cost of sales                                          15,355,713    11,710,209     10,586,372
  Restaurant labor and benefits                          16,899,475    12,500,842     11,043,688
  Advertising                                             3,766,662     2,844,451      2,511,470
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                         10,834,915     8,337,961      7,691,831
  General and administrative:
   Management fees - related party                        3,582,943     2,894,911      2,710,449
   Other                                                    787,305       631,999        371,443
  Depreciation and amortization                           2,540,304     2,149,606      2,078,061
  Loss on restaurant closings                                63,398        23,747        792,219
  Equity in loss of affiliate                                     -         7,250        758,383
                                                         ----------    ----------     ----------
       Income from operations                             3,989,500     2,442,657        433,425

 Interest income                                             25,994        29,783         29,350
 Interest expense                                        (2,590,720)   (2,662,061)    (2,476,304)
 Gain on life insurance settlement                                -       875,533              -
 Loss on sale of investments held for sale                 (134,766)            -              -
 Gain on sale of restaurants                                196,608             -              -
                                                         ----------    ----------     ----------
                                                         (2,502,884)   (1,756,745)    (2,446,954)
                                                         ----------    ----------     ----------
 Income (loss) before minority interest                   1,486,616       685,912     (2,013,529)

 Minority interests in (income) loss
   of Operating Partnerships                               (172,062)      122,805         20,135
                                                         ----------    ----------     ----------
 Net income (loss)                                      $ 1,314,554   $   808,717    $(1,993,394)
                                                         ==========    ==========     ==========


 Net income (loss) allocated to Partners:
  Class A Income Preference                             $   298,258   $   165,210    $  (406,975)
  Class B                                               $   368,528   $   242,003    $  (596,643)
  Class C                                               $   647,768   $   401,504    $  (989,776)

 Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                                 813,642       814,145        815,305
  Class B                                                 1,005,338     1,192,579      1,195,273
  Class C                                                 1,767,105     1,978,589      1,982,849

 Basic and diluted income (loss)
  before minority interest per
  Partnership unit                                      $      0.41   $      0.17    $     (0.50)

 Basic and diluted minority interest
  per Partnership unit                                  $     (0.05)  $      0.03    $         -

 Basic and diluted net income (loss)
  per Partnership unit                                  $      0.37   $      0.20    $     (0.50)

 Distributions per Partnership unit                     $      0.45   $      0.30    $      0.32

                                       See accompanying notes.






                                            AMERICAN RESTAURANT PARTNERS, L.P.

                               Consolidated Statements of Partners' Capital (Deficiency)

                        Years ended December 28, 1999, December 29, 1998, and December 30, 1997


                       General Partners                Limited Partners                           Cost in
                       ---------------- ------------------------------------------               excess of
                          Classes B       Class A Income                               Notes     carrying   Cumulative
                            and C           Preference          Classes B and C      receivable    value   comprehensive
                        --------------  -------------------  ---------------------      from     of assets     income
                        Units  Amounts   Units    Amounts      Units       Amounts    employees   acquired     (loss)       Total
                        -----  -------   -----    -------      -----       -------     --------   --------  -----------     -----
Balance at
  January 1, 1997       3,940 $(4,634)  815,309  $6,294,520  3,129,409  $(5,811,117)  $      -  $(1,323,681) $ (44,325) $  (889,237)

Net Loss                    -  (1,970)        -    (406,975)         -   (1,584,449)         -            -          -   (1,993,394)
Unrealized gain on
 investments
 available-for-sale         -       -         -           -          -            -          -            -     63,000       63,000
                                                                                                                         ----------
Comprehensive loss                                                                                                       (1,930,394)
Partnership distributions   -  (1,260)        -    (260,718)         -   (1,015,039)         -            -          -   (1,277,017)
Units sold to employees     -       -         -           -     47,250      106,233          -            -          -      106,233
Units purchased             -       -      (995)     (3,037)    (6,000)     (18,000)         -            -          -      (21,037)
                        -----  ------   -------   ---------  ---------   ----------   --------   ----------   --------   ----------
Balance at
  December 30, 1997     3,940  (7,864)  814,314   5,623,790  3,170,659   (8,322,372)         -   (1,323,681)    18,675   (4,011,452)

Net Income                  -     801         -     165,210          -      642,706          -            -          -      808,717
Unrealized loss on
 investments
 available-for-sale         -       -         -           -          -            -          -            -   (127,116)    (127,116)
                                                                                                                         ----------
Comprehensive income                                                                                                        681,601
Partnership distributions   -  (1,182)        -    (244,128)         -     (949,721)         -            -          -   (1,195,031)
Units purchased             -       -      (304)     (1,269)  (558,800)  (1,428,627)         -            -          -   (1,429,896)
                        -----  ------   -------   ---------  ---------   ----------   --------   ----------   --------   ----------
Balance at
  December 29, 1998     3,940  (8,245)  814,010   5,543,603  2,611,859  (10,058,014)         -   (1,323,681)  (108,441)  (5,954,778)

Net Income                  -   1,446         -     298,258          -    1,014,850          -            -          -    1,314,554
Change in unrealized
 loss on investments
 available-for-sale         -       -         -           -          -            -          -            -    108,441      108,441
                                                                                                                         ----------
Comprehensive income                                                                                                      1,422,995
Partnership distributions   -  (1,786)        -    (368,863)         -   (1,255,095)    77,024            -          -   (1,548,720)
Units purchased             -       -   (24,144)    (78,202)   (23,133)     (69,396)         -            -          -     (147,598)
Units sold to employees     -       -         -           -    437,500    1,115,625 (1,047,412)           -          -       68,213
Employee compensation -
 reduction of notes
 receivable                 -       -         -           -          -            -     13,952            -          -       13,952
                        -----  ------   -------   ---------  ---------   ----------  ---------   ----------    -------   ----------
Balance at
  December 28, 1999     3,940 $(8,585)  789,866  $5,394,796  3,026,226  $(9,252,030)$ (956,436) $(1,323,681)  $      -  $(6,145,936)
                        =====  ======   =======   =========  =========   ==========  =========   ==========    =======   ==========

                                                     See accompanying notes.




                                AMERICAN RESTAURANT PARTNERS, L.P.

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

              Years Ended December 28, 1999, December 29, 1998 and December 30, 1997

                                                          1999            1998           1997
                                                          ----            ----           ----
Cash flows from operating activities:
 Net income (loss)                                    $ 1,314,554     $   808,717    $(1,993,394)
 Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                        2,540,304       2,149,606      2,078,061
   Provision for deferred rent                                  -           9,554         10,067
   Equity in loss of affiliate                                  -           7,250        758,383
   Loss on default in pooled loans                              -          67,963        269,761
   Cure of default in pooled loans                       (423,900)              -              -
   (Gain) loss on disposition of assets                    20,150         (41,498)         4,876
   Loss on sale of investments held for sale              134,766               -              -
   Gain on life insurance settlement                            -        (875,533)             -
   Loss on restaurant closings                             63,398          23,747        792,219
   Minority interest in Operating Partnerships            172,062        (122,805)       (20,135)
   Gain on sale of restaurants                           (196,608)              -              -
   Unit compensation expense                               13,952               -              -
 Net change in operating assets and liabilities:
   Accounts receivable                                      6,366        (121,199)        71,277
   Due from affiliates                                     20,198         (16,525)       (48,503)
   Inventories                                             30,329         (26,398)        32,487
   Prepaid expenses                                        16,746         204,523        (33,169)
   Deposit with affiliate                                 (35,000)              -              -
   Accounts payable                                       378,601      (1,692,680)       857,340
   Due to affiliates                                     (114,334)        173,306        (38,115)
   Accrued payroll and other taxes                        114,669         248,360       (160,800)
   Accrued liabilities                                   (100,100)         35,092       (224,276)
   Other, net                                             169,344           6,151              -
                                                        ---------       ---------      ---------
 Net cash provided by operating activities              4,125,497         837,631      2,356,079

Investing activities:
 Investment in affiliate prior to consolidation                 -        (390,000)             -
 Net cash from consolidation of affiliate                       -          56,061              -
 Purchases of certificates of deposit                           -               -         (6,567)
 Redemption of certificates of deposit                          -               -        164,202
 Proceeds from sale of investments held for sale           42,310               -              -
 Additions to property and equipment                   (1,378,400)     (2,626,566)    (1,824,195)
 Proceeds from sale of property and equipment             209,118         518,641         24,810
 Proceeds from sale of restaurants                        717,639               -              -
 Purchase of franchise rights                             (15,000)              -        (15,000)
 Collections of notes receivable from affiliates           17,229          35,574         87,255
 Other, net                                               (35,610)              -        (69,856)
                                                        ---------       ---------      ---------
 Net cash used in investing activities                   (442,714)     (2,406,290)    (1,639,351)

Financing activities:
 Proceeds from long-term borrowings                     3,129,500      13,394,950      2,369,000
 Payments on long-term borrowings                      (4,707,728)    (10,466,003)    (1,492,740)
 Payments on capital lease obligations                    (47,515)        (36,689)       (20,196)
 Proceeds from life insurance settlement                        -       1,039,747              -
 Distributions to Partners                             (1,548,720)     (1,195,031)    (1,277,017)
 Contribution of capital in Magic
  from minority partners                                        -          94,200              -
 Proceeds from issuance of Class B and C units             68,213               -         68,733
 Repurchase of units                                     (147,598)     (1,429,896)       (21,037)
 General Partners' distributions
  from Operating Partnerships                             (16,429)        (12,071)       (12,899)
                                                        ---------       ---------      ---------
 Net cash (used in) provided by
  financing activities                                 (3,270,277)      1,389,207       (386,156)
                                                        ---------       ---------      ---------
 Net increase (decrease) in cash and cash equivalents     412,506        (179,452)       330,572

Cash and cash equivalents at beginning of period          329,946         509,398        178,826
                                                        ---------       ---------      ---------
Cash and cash equivalents at end of period             $  742,452      $  329,946        509,398
                                                        =========       =========

Noncash investing and financing activities:  During 1999, the Partnership signed a note payable for $450,000 payable over 15 years, to purchase a 25% interest in a Limited Liability Company that owns and operates an aircraft.  In addition, the Partnership issued 437,500 Class B and C units at $2.55 per unit to certain employees in exchange for $68,000 cash and notes receivable of $1,047,000.  Notes receivable from employees were reduced by distributions of $77,024 and $13,952 recorded as compensation expense.

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

On March 13, 1996, APP purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. (Magic), that owns and operates twenty-six Pizza Hut restaurants in Oklahoma. Effective August 11, 1998, APP's interest in Magic increased from 45% to 60% in connection with Magic's purchase of a 25% interest from a former limited partner. The remaining partnership interests are held by Restaurant Management Company of Wichita, Inc. (39%) (the Management Company) and RAM (1%), the managing general partner.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, L.C. The Partnership also began consolidating the accounts of Magic effective August 11, 1998. American Restaurant Partners, L.P., APP, APP Concepts, L.C. and Magic are hereinafter collectively referred to as the Partnership. All significant intercompany transactions and balances have been eliminated. The Partnership accounted for its investment in Oklahoma Magic, L.P. using the equity method of accounting prior to the increase in their ownership from 45% to 60%.

FISCAL YEAR

The Partnership operates on a 52 or 53 week fiscal year ending on the last Tuesday in December.

EARNINGS PER PARTNERSHIP UNIT

Basic earnings per Partnership unit are computed based on the weighted average number of Partnership units outstanding. For purposes of diluted computations, the number of Partnership units that would be issued from the exercise of dilutive Partnership unit options has been reduced by the number of Partnership units which could have been purchased from the proceeds of the exercise at the average market price of the Partnership's units or the price of the Partnership's units on the exercise date.

OPERATIONS

All of the restaurants owned by the Partnership are operated under a franchise agreement with Pizza Hut, Inc., the franchisor. The agreement grants the Partnership exclusive rights to develop and operate restaurants in certain franchise territories. The Partnership operates restaurants in Georgia, Louisiana, Montana, Texas, Wyoming and Oklahoma.

A schedule of restaurants in operation for the periods presented in the accompanying consolidated financial statements is as follows:

                                            1999   1998   1997
                                            ----   ----   ----
American Pizza Partners, L.P.
-----------------------------
Restaurants in operation at
 beginning of period                         62     63     67
Opened                                       --      1      1
Closed                                       --     (2)    (5)
Sold                                         (1)    --     --
                                            ---    ---    ---
Restaurants in operation at end of period    61     62     63
                                            ===    ===    ===
Oklahoma Magic, L.P.
--------------------
Restaurants in operation
 at beginning of period                      27     27
Opened                                       --     --
Closed                                       (1)    --
                                            ---    ---
Restaurants in operation at end of period    26     27
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

The estimated useful lives used in computing depreciation and amortization are as follows:

        Buildings                               10 to 30 years
        Restaurant equipment                     3 to  7 years
        Leasehold rights and improvements        5 to 20 years

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for renewals and betterments, which materially extend the useful lives for assets or increase their productivity, are capitalized. Depreciation expense was $2,036,396, $1,795,783 and $1,856,547 for the years ended December 28, 1999, December 29, 1998 and December 30, 1997, respectively.

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

Due to differences in the rules related to reporting income for financial statement purposes and for purposes of income tax returns by individual limited partners, the tax information sent to individual limited partners differs from the information contained herein. At December 28, 1999, the Partnership's reported amount of its net assets for financial statement purposes were more than the income tax bases of such net assets by approximately $681,000. The differences between generally accepted accounting principles net income and taxable income
(loss) are as follows:

                                     1999        1998        1997
                                     ----        ----        ----
Generally accepted accounting
  net income                    $ 1,314,554 $   808,717  $(1,993,394)

Depreciation and amortization        36,348    (133,606)    (205,737)
Capitalized leases                  (59,601)    163,641      128,791
Equity in loss of affiliate        (274,257)   (751,845)    (655,814)
Loss on restaurant closings         (42,149)   (190,972)     784,297
Gain (loss) on disposition
  of assets                         437,316     (36,642)    (216,534)
Unicap adjustment                     4,731     (70,985)         (76)
Non-taxable life
  insurance proceeds                      -    (866,778)           -
Other                               147,371      32,295      (12,946)
                                  ---------  ----------   ----------
Taxable income (loss)           $ 1,564,313 $(1,046,175) $(2,171,413)
                                  =========  ==========   ==========

The Omnibus Budget Reconciliation Act of 1987 requires public limited partnerships to become taxable entities beginning in 1998. After considering various alternatives, the Partnership delisted from the American Stock Exchange effective November 13, 1997 and now limits trading of its units. As a result, the Partnership continues to be taxed as a partnership rather than being taxed as a corporation.

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

ACCOUNTING FOR UNIT BASED COMPENSATION

In accordance with Accounting Principles Board Opinion (APBO) No. 25, the Partnership uses the intrinsic value-based method for measuring unit-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Partnership units at the grant date over the amount the employee must pay for the units. Required pro forma disclosures of compensation expense determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation have not been presented as there are no material unvested options and no options have been granted in 1999, 1998 or 1997.

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

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133). Statement No. 133
defines derivative instruments and requires these items be recognized as assets or liabilities in the statements of financial position. This Statement is effective for fiscal years beginning after June 15, 2000. As of December 28, 1999, the Partnership does not have any derivative instruments.

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

Affiliates of the Management Company provide various other services for the Partnership including promotional advertising. In addition to participating in advertising provided by the franchisor, an affiliated company engages in promotional activities to further enhance restaurant sales. The affiliate's fees for such services are based on the actual costs incurred and principally relate to the reimbursement of print and media costs. In exchange for advertising services provided directly by the affiliate, the Partnership pays a commission based upon 15% of the advertising costs incurred. Such costs were not significant in 1999, 1998 or 1997.

The Partnership maintains a deposit with the Management Company equal to approximately one and one-half month's management fee. Such deposit, $485,000 and $450,000 at December 28, 1999 and December 29, 1998, respectively, may be increased or decreased at the discretion of RAM.

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

Transactions with related parties included in the accompanying consolidated financial statements and notes are summarized as follows:

                                 1999        1998         1997
                                 ----        ----         ----
Management fees              $3,582,943   $2,894,911   $2,710,448
Management Company bonuses      322,308      226,522      155,637
Advertising commissions          77,702       75,745       73,062
Divestiture fee on sale
     of restaurant               35,850            -            -


The Partnership has made advances to various affiliates under notes receivable which bear interest at market rates. The advances are to be received in varying installments with maturities as follows: 2000 - $19,531; 2001 - $21,113; 2002 -
$22,828; 2003 - $7,375; 2004 - $8,148; Thereafter - $16,488.  All
such notes are guaranteed by the majority owner of the Partnership. In addition, the Partnership has certain other amounts due from and to affiliates which are on a noninterest bearing basis.

3.  LONG-TERM DEBT
    --------------

Long-term debt consists of the following at December 28, 1999 and December 29, 1998:

                                                 1999          1998
                                                 ----          ----
Notes payable to Intrust Bank in Wichita,
 payable in monthly installments
 aggregating $171,403, including interest
 at variable rates from 8.5% to 9.50%,
 due at various dates through 2004           $ 5,933,513   $ 8,045,758

Notes payable to Franchise Mortgage
 Acceptance Company (FMAC) payable
 in monthly installments aggregating
 $257,742, including interest at fixed
 rates from 8.81% to 10.95%, due
 at various dates through May 2013            19,167,158    20,815,919

Notes payable to CNL Financial
 Services, Inc. payable in monthly
 installments aggregating
 $16,844, including interest at
 a fixed rate of 9.62%,
 through July 2019                             1,779,406             -

Notes payable to Hospitality Group
 Of Oklahoma, Inc., payable
 in quarterly installments of
 $41,397 including interest at
 a fixed rate of 8.00%, due at
 various dates through August 2003               478,963       600,115

Note payable to Sierra Bravo
 Aviation, LLC payable in quarterly
 installments of $12,441 including
 interest at a fixed rate of 7.35%,
 with remaining balance due August 2003          428,356             -

Notes payable to various banks,
 payable in monthly installments
 aggregating  $5,374, including interest
 at a fixed rate of 10.00% at
 December 28, 1999, due at various
 dates through January 2010                      290,350       168,082
                                              ----------    ----------
                                              28,077,746    29,629,874
Less current portion                           2,415,469     6,182,101
                                              ----------    ----------
                                             $25,662,277   $23,447,773
                                              ==========    ==========

Magic was not in compliance with the fixed charge coverage ratio required by the FMAC loan covenants during and subsequent to the year ended December 29, 1998. Accordingly, the entire amount of Magic's borrowings with FMAC was reflected in the current portion of long-term debt at December 29, 1998.

Certain refinancing with FMAC required the Management Company to act as Accommodation Maker and execute the promissory notes and security agreements as borrower, enabling APP to obtain a lower interest rate and favorable borrowing terms. In return, APP must pay the Management Company an annual fee equal to 1% of the outstanding loan balance, determined as of the first day of each calendar quarter, payable in advance. The accommodation fee amounted to $98,710 and $70,775 for the years ended December 28, 1999 and December 29, 1998, respectively.

Certain borrowings through FMAC are part of loans "pooled" together with other franchisees in good standing and approved restaurant concepts, as defined, and sold to the secondary market. The Partnership has provided to FMAC a limited, contingent guarantee equal to 13% of the original loan balance for APP and 15% of the original loan balance for Magic ($1,078,751 at December 28, 1999), referred to as the "Performance Guarantee Amount" (PGA). At December 29, 1998 and December 30, 1997, certain loans within the Partnership's "pool" were in default. This resulted in the Partnership recording interest expense of $67,963 and $280,062, during 1998 and 1997 respectively, representing the Partnership's total liability for these defaulted loans under the PGA. During the year ended December 28, 1999 the loans within the Partnership's "pool" that had been in default were cured. This resulted in the Partnership writing off the remaining $423,900 of its liability for these formerly defaulted loans under the PGA. The write-off of $423,900 is included as a reduction of interest expense in the accompanying statement of operations. The PGA remains in effect until the loans are discharged, prepaid, accelerated, or mature, as defined in the secured promissory note.

Subsequent to December 28, 1999, Magic refinanced $1,099,463 of notes payable to Intrust Bank and $478,963 of notes payable to a former partner with new notes from Intrust Bank dated February 15, 2000 and March 1, 2000 that mature in 2001 and beyond. Accordingly, the current and non-current portion of long-term debt reflects the terms of the agreements.

All borrowings are secured by substantially all land, buildings, and equipment of the Partnership. In addition, all borrowings, except for the FMAC loans are supported by the guarantee of the majority owner of the Partnership.

Future  annual  long-term debt maturities, exclusive  of  capital lease commitments over the next five years are as follows: 2000 -
$2,415,469;  2001  -  $2,712,251;  2002  -  $2,365,465;  2003   -
$4,169,084 and 2004 - $2,021,473.

Cash paid for interest was $2,734,143, $2,194,670, and $1,943,870 for  the  years ended December 28, 1999, December 29,  1998,  and
December 30, 1997, respectively.

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

Minimum and contingent rent payments for land and buildings leased from affiliates were $30,250, $30,250 and $27,500 for the years ended December 28, 1999, December 29, 1998 and December 30,
1997.

Total minimum and contingent rent expense under all operating lease agreements were as follows:

                           1999             1998           1997
                           ----             ----           ----
Minimum rentals        $1,263,873         $904,665       $780,143
Contingent rentals        231,070          147,673        101,657

Future minimum payments under capital leases and noncancelable operating leases with an initial term of one year or more at December 28, 1999, are as follows:

                                        Operating
                                       Leases With      Operating
                          Capital       Unrelated      Leases With
                          Leases         Parties        Affiliates
                          ------         -------        ----------
     2000             $   226,829       $1,200,012        $30,250
     2001                 230,077        1,089,149         30,250
     2002                 230,077          926,384          7,563
     2003                 230,077          723,350              -
     2004                 239,825          562,474              -
     Thereafter         1,594,776        2,077,683              -
                        ---------        ---------         ------
Total minimum payments  2,751,661       $6,579,052        $68,063
Less interest           1,256,162        =========         ======
                        ---------
                        1,495,499
Less current portion       59,124
                        ---------
                       $1,436,375
                        =========


Amortization of property under capital leases, determined on the straight-line basis over the lease terms totaled $82,149, $106,677, and $150,288 for the years ended December 28, 1999, December 29, 1998 and December 30, 1997, respectively. Capital lease interest was $172,098, $290,374 and $212,890, respectively, over the same years ended. The amortization is included in depreciation and amortization expense and the interest is included in interest expense in the accompanying consolidated statements of operations. The cost of property under capital leases was $2,077,751 at December 28, 1999 and December 29, 1998, respectively, and accumulated amortization on such property under capital leases was $1,176,069 and $1,188,156 at December 28, 1999 and December 29, 1998, respectively.

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

6.  DISTRIBUTIONS TO PARTNERS
    -------------------------

On  January  5, 2000, the Partnership declared a distribution  of
$.10  per  Unit  to all Unitholders of record as of  January  14,
2000.   The  total distribution is not reflected in the  December
28, 1999 consolidated financial statements.

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

A summary of Units under options in the Plan is as follows:

                                    Units         Option Price
                                    -----         ------------
Balance at December 30, 1997,
  December 29, 1998 and
  December 28, 1999                  625             $8.50

At  December  28,  1999, options on 625 Units  were  exercisable.
Unit options available for future grants totaled 48,611 at December 28, 1999 and December 29, 1998.

8.  SALE OF RESTAURANT
    ------------------

In  December  1999,  the Partnership sold substantially  all  the
assets,  including  land and building, of  one  restaurant.   The
Partnership recognized a gain of $196,608 on the sale.

9.  LIFE INSURANCE SETTLEMENT
    -------------------------

During 1998, the Partnership collected on a life insurance policy purchased in 1993 on one of its original investors. This investor owned approximately 438,600 Class B and C units. The policy was purchased with the intent of providing the Partnership a means of repurchasing his units upon his death if his heirs so desired. The investor died in May of 1998. The Partnership recognized a gain of $875,533 upon receipt of the insurance proceeds. The units were repurchased on December 29, 1998 at
$2.55 per unit for a total purchase price of $1,118,430. In addition, if the nine Pizza Hut restaurants located within the Billings, Montana ADI, including the associated franchises, real estate and operating assets, (the BM Restaurants) are sold to an
unrelated party  in one  or more  transactions   and  the sale
transaction(s) are  closed  prior  to
January 1, 2001, then the heirs will receive as additional consideration for the purchase of the units a contingent payment of $0.50 per unit, or $219,300. If the BM Restaurants are not sold within that time, the obligation to make the contingent payment will expire. The Partnership is not required to market or sell the BM Restaurants or to accept any offer by any party to purchase such BM Restaurants.

10.  CLASS B AND C RESTRICTED UNITS SOLD TO EMPLOYEES
     ------------------------------------------------

On July 1, 1994, the Partnership entered into a Unit Purchase Agreement with certain employees whereby the employees may purchase Class B and C Units every six months beginning July 1, 1994, and continuing until January 1, 1998. The purchase price per unit was $2.00 with a total of 75,000 units to be purchased over three and one-half years. During 1997, the Partnership issued 47,250 Class B and C units for $94,500.

During 1999, the Partnership issued 437,500 Class B and C Units at $2.55 per unit to certain employees in exchange for either a 10% down payment and notes receivable for the remaining 90% of the purchase price or for notes receivable for 100% of the purchase price. Notes receivable representing 40% or 50%, respectively, of the purchase price, together with interest thereon at a rate of 9%, will be repaid by the cash distributions paid on the units. Non-interest bearing notes receivable representing the remaining 50% of the purchase price will be reduced over a 4 1/2 year period through annual charges to compensation expense, included under the caption of "General and administrative - other" in the accompanying statements of operations, as long as the employee remains employed by the Company. The units are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units in the event the employee is terminated for an amount not to exceed $2.55 per unit.

11.  PARTNERS' CAPITAL
     -----------------

During 1999, 1998 and 1997, the Partnership purchased 24,070, 304 and  995 Class A Income Preference Units for $78,202, $1,269  and
$3,037,   respectively.   These  Units  were   retired   by   the
Partnership.

12.  INVESTMENTS
     -----------

The Partnership purchased common stock of a publicly traded company for investment purposes. This stock was sold in 1999 resulting in a loss on sale of investments held for sale of $134,766. The following is a summary of available-for-sale securities:

                                        Cumulative      Estimated
                                        Unrealized        Fair
                          Cost        Gains/(Losses)      Value
                          ----        --------------      -----

December 28, 1999       $      -         $       -      $      -
                         =======          ========       =======

December 29, 1998       $177,076         $(108,441)     $ 68,635
                         =======          ========       =======

December 30, 1997       $177,076         $  18,675      $195,751
                         =======          ========       =======

The net adjustment to unrealized gain/(loss) on securities available-for-sale is included in comprehensive income.

13.  INVESTMENT IN AFFILIATE
     -----------------------

On  March  13, 1996, the Partnership purchased a 45% interest  in
Magic, a newly formed limited partnership, for $3.0 million in cash. Magic owns and operates twenty-six Pizza Hut restaurants in Oklahoma. In November 1996 Magic notified Hospitality Group of Oklahoma, Inc. (HGO), the former owners of the Oklahoma restaurants, that it was seeking to terminate HGO's interest in Magic pursuant to the terms of the Partnership Agreement for alleged violations of the Pizza Hut Franchise Agreement and the alleged occurrence of an Adverse Terminating Event as defined in the Partnership Agreement. Magic alleged HGO contacted and offered employment to a significant number of the management employees of Magic. Magic also alleged HGO made certain misrepresentations at the formation of Magic. HGO denied such franchise violations occurred and that it had made any misrepresentations at the formation of Magic. HGO asserted it was fraudulently induced to enter into the Magic Partnership Agreement by Restaurant Management Company of Wichita, Inc. and was further damaged by alleged mismanagement of Magic's operations.

The  matter  was settled in August 1998 with Magic paying  HGO  a
Section 736(a) guaranteed payment of $255,000 for the period November 11, 1996 through the settlement date. In addition, Magic purchased HGO's interest in Magic for $205,000 consisting of $105,000 cash and a $100,000 note at 8% interest for five years, payable quarterly. Magic also paid the two stockholders of HGO $240,000 for a noncompete agreement prohibiting them from engaging in the pizza business for the next 60 months in any market Magic operated in as of May 11, 1998. Upon completion of the settlement, the Partnership's interest in Magic increased from 45% to 60%. Therefore, beginning August 11, 1998, Magic's financial statements were consolidated into the Partnership's consolidated financial statements. Prior to August 11, 1998, the Partnership accounted for its investment in Magic using the equity method of accounting. As of December 28, 1999, the Partnership has goodwill, net of accumulated amortization, of $694,391 representing the excess purchase price of the original equity investment in the net assets acquired. The goodwill is being amortized over 29 years. Condensed financial information for Magic accounted for under the equity method of accounting through August 10, 1998 is as follows:


                                   (Unaudited)
                                   For the 32    For the
                                   weeks ended   Year ended
                                    August 10,  December 30,
                                       1998         1997
                                    ----------  ------------
Statement of Operations:
  Revenues                          $10,087,820   $15,712,313
  Cost of sales                       2,578,865     4,308,896
  Operating expenses                  7,071,979    12,297,095
                                     ----------    ----------
  Operating income (loss)               436,976      (893,678)
  Other expense
    (principally interest)              453,087       791,610
                                     ----------    ----------
  Net loss                          $   (16,111)  $(1,685,288)
                                     ==========    ==========

The  proforma unaudited results of operations for the years ended
December 29, 1998 and December 30, 1997, assuming the increase in the Partnership,s interest in Magic from 45% to 60% occurred as of January 1, 1997, are as follows:

                                         (Unaudited)
                                     December 29, December 30,
                                        1998         1997
                                     ------------ ------------
Net sales                           $53,631,453   $54,689,655
Net income (loss)                       806,324    (2,243,655)
Net income (loss) per
  per Partnership unit              $      0.20   $     (0.56)


14.  MAJOR SUPPLIER
     --------------

On January 31, 2000, AmeriServe, the Partnership's primary supplier of food ingredients and dry goods, filed for protection under the U.S. Bankruptcy Code. Tricon, the Unified Foodservice Purchasing Coop, and key representatives of the Tricon franchise community are working together to ensure the availability of supplies to Tricon's restaurant system during the bankruptcy proceedings. To date, the Partnership has not experienced any significant supply interruption. AmeriServe has advised Tricon that it is actively seeking to arrange the financing necessary to maintain AmeriServe operations. The Partnership, along with Tricon, has commenced contingency planning and believes that it can arrange with an alternative distributor or distributors to meet the needs of the restaurants if AmeriServe is no longer able to adequately service the restaurants.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

The carrying amount reported on the balance sheets for all financial instruments including cash and cash equivalents, notes receivable, and debt instruments approximates their fair value.




                                                Exhibit 23.1



     CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated March 6, 2000, accompanying the consolidated financial statements included in the Annual Report of American Restaurant Partners, L.P. on Form 10-K for the year ended December 28, 1999. We hereby consent to the incorporation by reference of said report in the Registration Statement of American Restaurant Partners, L.P. on Form S-8 (No. 33-20784).


                                   /s/Grant Thornton LLP

Wichita, Kansas
March 23, 2000




                                                Exhibit 23.2



               Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-20784) pertaining to the Class A Unit Option Plan of American Restaurant Partners, L.P. of our report dated March 12, 1999, with respect to the consolidated financial statements of American Restaurant Partners, L.P., as of December 29, 1998, and for the two years then ended, included in the Annual Report (Form 10-K) for the year ended December 28, 1999.


                                   /s/Ernst & Young LLP

Kansas City, Missouri
March 24, 2000