Form 10-Q
period 2000-03-28
AMERICAN RESTAURANT PARTNERS L P
filed 2000-05-12
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 28, 2000      Commission file number 1-9606


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

                          YES [X]    NO [ ]



                 AMERICAN RESTAURANT PARTNERS, L.P.

                                INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          March 28, 2000 and December 28, 1999                      1

          Consolidated Condensed Statements of Income
          for the Three Periods Ended March 28, 2000
          and March 30, 1999                                        2

          Consolidated Condensed Statements of Cash
          Flows for the Three Periods Ended
          March 28, 2000 and March 30, 1999                         3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           6-9


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         10




                      AMERICAN RESTAURANT PARTNERS, L.P.

                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (Unaudited)


                                                     March 28,    December 28,
         ASSETS                                        2000           1999
------------------------------                      ----------     ----------
Current assets:
 Cash and cash equivalents                         $   934,274   $    742,452
 Accounts receivable                                   342,906        258,388
 Due from affiliates                                    93,042         69,948
 Notes receivable from
  affiliates - current portion                          19,668         19,531
 Inventories                                           449,519        410,997
 Prepaid expenses                                      244,514        270,300
                                                    ----------     ----------
    Total current assets                             2,083,923      1,771,616

Net property and equipment                          18,981,634     19,330,304

Other assets:
 Franchise rights, net                               5,442,912      5,510,611
 Notes receivable from affiliates                       75,815         75,952
 Deposit with affiliate                                485,000        485,000
 Goodwill                                              688,174        694,391
 Other                                               1,217,045      1,328,781
                                                    ----------     ----------
                                                   $28,974,503    $29,196,655
                                                    ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                                  $ 3,086,644    $ 2,818,985
 Due to affiliates                                     171,420        111,988
 Accrued payroll and other taxes                       651,984        750,474
 Accrued liabilities                                 1,116,216      1,177,506
 Current portion of long-term debt                   2,843,973      2,396,678
 Current portion of obligations
  under capital leases                                  61,855         59,124
                                                    ----------     ----------
    Total current liabilities                        7,932,092      7,314,755

Long-term liabilities less current maturities:
 Obligations under capital leases                    1,419,726      1,436,375
 Long-term debt                                     24,273,824     25,252,712
 Other noncurrent liabilities                          721,717        787,208
                                                    ----------     ----------
                                                    27,885,860     25,506,354
Minority interests in Operating
 Partnerships                                          678,787        551,541

Partners' capital (deficiency):
 General Partners                                       (8,528)        (8,585)
 Limited Partners:
  Class A Income Preference                          5,397,004      5,394,796
  Classes B and C                                   (9,208,546)    (9,252,030)
 Notes receivable employees - sale
   of partnership units                               (907,892)      (956,436)
 Cost in excess of carrying value
    of assets acquired                              (1,323,681)    (1,323,681)
                                                    ----------     ----------
   Total partners' deficiency                       (6,051,643)    (6,145,936)
                                                    ----------     ----------
                                                   $28,974,503    $29,196,655
                                                    ==========     ==========

                           See accompanying notes.





                      AMERICAN RESTAURANT PARTNERS, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                (Unaudited)



                                                       March 28,    March 30,
                                                         2000         1999
                                                      ----------- -----------
Net sales                                            $14,799,542  $14,441,585

Operating costs and expenses:
 Cost of sales                                         3,612,544    3,995,404
 Restaurant labor and benefits                         4,289,687    4,278,000
 Advertising                                             972,303      936,846
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                        2,782,489    2,680,756
 General and administrative:
  Management fees - related party                        911,592      895,083
  Other                                                  250,061      147,866
 Depreciation and amortization                           625,985      556,820
                                                      ----------   ----------
      Income from operations                           1,354,881      950,810

Equity in loss of investment
 in unconsolidated affiliates                             86,896            -
Interest income                                          (10,416)      (3,330)
Interest expense                                         710,806      764,668
                                                      ----------   ----------
Income before minority interest                          567,595      189,472

Minority interests in income of
 Operating Partnerships                                  131,104          828
                                                      ----------   ----------
Net income                                           $   436,491  $   188,644
                                                      ==========   ==========

Net income allocated to Partners:
 Class A Income Preference                           $    90,194  $    52,488
 Class B                                             $   126,000  $    60,832
 Class C                                             $   220,297  $    75,324

Weighted average number of Partnership
 units outstanding during period:
  Class A Income Preference                              789,216      814,010
  Class B                                              1,102,518      943,411
  Class C                                              1,927,648    1,668,167

Basic and diluted income before
 minority interest per Partnership unit              $      0.15  $      0.06

Basic and diluted minority interest
 per Partnership unit                                $      0.03  $      0.00

Basic and diluted net income
 per Partnership unit                                $      0.11  $      0.06

Distributions per Partnership unit                   $      0.10  $      0.10



                             See accompanying notes.







                      AMERICAN RESTAURANT PARTNERS, L.P.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                              (Unaudited)


                                                       Three Periods Ended
                                                     March 28,       March 30,
                                                       2000            1999
                                                    ----------      ----------
Cash flows from operating activities:
 Net income                                        $  436,491      $  188,644
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                      625,985         556,820
   Loss on disposition of assets                          422           1,653
   Equity in loss of investment in
     unconsolidated affiliates                         86,896               -
   Minority interests in income
    of Operating Partnerships                         131,104             828
   Compensation expense-reduction
    of notes receivable                                13,952               -
 Net change in operating assets and liabilities:
   Accounts receivable                                (84,518)          7,542
   Due from affiliates                                (23,094)         46,087
   Inventories                                        (38,522)         50,824
   Prepaid expenses                                    25,786         (55,350)
   Accounts payable                                   267,659         603,653
   Due to affiliates                                   59,432         (65,869)
   Accrued payroll and other taxes                    (98,490)        (94,965)
   Accrued liabilities                                (61,290)       (126,502)
   Other, net                                         (74,055)        402,546
                                                    ---------       ---------
 Net cash provided by operating activities          1,267,758       1,515,911

Cash flows from investing activities:
 Additions to property and equipment                 (152,263)       (477,052)
 Proceeds from sale of property and equipment               -             200
 Collections of notes receivable from affiliates            -           9,241
 Other                                                (12,500)        (35,610)
                                                    ---------       ---------
 Net cash used in investing activities               (164,763)       (503,221)

Cash flows from financing activities:
 Payments on long-term borrowings                  (1,017,990)       (517,854)
 Proceeds from long-term borrowings                   480,739         300,000
 Payments on capital lease obligations                (13,918)         (9,082)
 Distributions to Partners                           (347,017)       (342,437)
 Repurchase of units                                   (9,133)        (69,399)
 General Partners' distributions
  from Operating Partnerships                          (3,854)         (3,458)
                                                    ---------       ---------
 Net cash used in financing activities               (911,173)       (642,230)
                                                    ---------       ---------
 Net increase in cash and cash equivalents            191,822         370,460

Cash and cash equivalents at beginning of period      742,452         329,946
                                                    ---------       ---------
Cash and cash equivalents at end of period         $  934,274      $  700,406
                                                    =========       =========

Noncash investing and financing activities: During the first quarter of 2000, notes receivable from employees resulting from the issuance of stock during 1999 were reduced by distributions of $34,592 paid on these units, and by $13,952 charged to compensation expense.

                             See accompanying notes.






               AMERICAN RESTAURANT PARTNERS, L.P.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

      Three Periods Ended March 28, 2000 and March 30, 1999


1.  General
    -------

The accompanying consolidated condensed financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P., APP Concepts, LLC and Oklahoma Magic, L.P. American Restaurant Partners, L.P., American Pizza Partners, L.P., APP Concepts, LLC and Magic are hereinafter collectively referred to as the Partnership. All significant intercompany balances and transactions have been eliminated. The consolidated condensed financial statements have been prepared without audit. The Balance Sheet at December 28, 1999 has been derived from the Partnership's audited financial statements. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 28, 1999.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership does not experience significant seasonality but sales continue to be largely driven through advertising and promotion.


2.  Subsequent Event - Distribution to Partners
    -------------------------------------------

On April 3, 2000 the Partnership declared a distribution of $0.10 per unit to all unitholders of record as of April 12, 2000. The distribution is not reflected in the March 28, 2000 consolidated condensed financial statements.


3.  Comprehensive Income
    ---------------------

Comprehensive income is comprised of the following:

                                   For the three periods ended
                                 --------------------------------
                                 March 28, 2000    March 30, 1999
                                 --------------    --------------
Net income                          $ 436,491         $ 188,644
Change in unrealized loss
  in investment securities                  -           (20,250)
                                     --------          --------
                                    $ 436,491         $ 168,394
                                     ========          ========


4.  Reclassifications
    -----------------

Certain  amounts shown in the 1999 consolidated condensed financial
statements  have  been  reclassified  to  conform  with  the   2000
presentation.




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of March 28, 2000, the Partnership operated 70 traditional Pizza Hut red roof restaurants, 14 delivery/carryout units and three dualbrand locations.

Three Periods Ended March 28, 2000 Compared to
----------------------------------------------
Three Periods Ended March 30, 1999
----------------------------------

NET SALES. Net sales for the three periods ended March 28, 2000 increased $358,000 from net sales of $14,442,000 in 1999 to net sales of $14,800,000 for 2000, a 2.5% increase. Comparable restaurant sales increased 4.1% over the prior year in which the Partnership experienced a 10.8% increase in comparable restaurant sales due to the successful introduction of the Big New Yorker Pizza. The stronger than expected comparable store sales results were achieved primarily through continued improvement in restaurant operations.

INCOME FROM OPERATIONS. Income from operations for the three periods ended March 28, 2000 increased $404,000 from $951,000 to $1,355,000, a 42.5% increase over the first three periods of 1999. As a percentage of net sales, income from operations increased from 6.6% for the three periods ended March 30, 1999 to 9.2% for the three periods ended March 28, 2000. Cost of sales decreased as a percentage of net sales from 27.7% for the three periods ended March 30, 1999 to 24.4% for the three periods ended March 28, 2000 due to significantly lower cheese costs. Labor and benefits expense decreased as a percentage of net sales from 29.6% in 1999 to 29.0% in 2000. Labor and benefits expense was higher in 1999 due to increased staffing and training in preparation for the sales increases resulting from the introduction of the Big New Yorker Pizza. Advertising increased slightly as a percentage of net sales from 6.5% of net sales in 1999 to 6.6% of net sales in 2000. Other restaurant operating expenses amounted to 18.8% of net sales in 2000 compared to 18.6% of net sales in 1999. General and administrative expenses increased from 7.2% of net sales in 1999 to 7.9% of net sales in 2000 reflecting increased bonuses paid on improved operating results. Depreciation and amortization expense increased from 3.9% of net sales in 1999 to 4.2% of net sales in 2000.

NET EARNINGS. Net earnings increased $247,000 to net income of $436,000 for the three periods ended March 28, 2000 compared to net income of $189,000 for the three periods ended March 30, 1999. This increase is attributable to the increase in income from operations noted above and a $61,000 decrease in net interest expense. The increase was partially offset by an $87,000 loss from investment in unconsolidated affiliates and a $130,000 increase in minority interest in income of Operating Partnerships.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 28, 2000 the Partnership had a working capital deficiency of $5,848,000 compared to a working capital deficiency of $5,543,000 at December 28, 1999. This increase is primarily due to an increase in current portion of long-term debt. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three periods ended March 28, 2000, net cash provided by operating activities amounted to $1,268,000 compared to $1,516,000 for the three periods ended March 30, 1999. This decrease from prior year is primarily the result of an increase in accounts payable in 1999 of $604,000 compared to an increase in 2000 of $268,000.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the three periods ended March 28, 2000 were $152,000 for replacement of equipment in existing restaurants.

FINANCING ACTIVITIES. Cash distributions declared during the quarter ended March 28, 2000 were $347,000 amounting to $0.10 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the three periods ended March 28, 2000, the Partnership's proceeds from borrowings amounted to $481,000 from Intrust Bank used to pay off Magic's notes to a former limited partner. Management anticipates spending an additional $546,000 during the remainder of 2000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By: RMC AMERICAN MANAGEMENT, INC.
                             Managing General Partner



Date: 05/11/00           By: /s/Hal W. McCoy
      --------               ---------------------
                             Hal W. McCoy
                             Chairman and Chief Executive Officer



Date: 05/11/00           By: /s/Terry Freund
      --------               ---------------------
                             Terry Freund
                             Chief Financial Officer