Form 10-Q
period 2000-06-27
AMERICAN RESTAURANT PARTNERS L P
filed 2000-08-11
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 27, 2000        Commission file number 1-9606


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


                         YES [X]    NO [ ]




                 AMERICAN RESTAURANT PARTNERS, L.P.

                                INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          June 27, 2000 and December 28, 1999                       1

          Consolidated Condensed Statements of Income
          for the Three and Six Periods Ended
          June 27, 2000 and June 29, 1999                           2

          Consolidated Condensed Statements of Cash
          Flows for the Six Periods Ended
          June 27, 2000 and June 29, 1999                           3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          6-10


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         11






                     AMERICAN RESTAURANT PARTNERS, L.P.

                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Unaudited)


                                                     June 27,     December 28,
         ASSETS                                        2000           1999
---------------------------                       ------------    -----------
Current assets:
 Cash and cash equivalents                        $   461,079    $   742,452
 Accounts receivable                                  174,371        258,388
 Due from affiliates                                  108,216         69,948
 Notes receivable from
  affiliates - current portion                         20,040         19,531
 Inventories                                          391,419        410,997
 Prepaid expenses                                     257,271        270,300
                                                   ----------     ----------
    Total current assets                            1,412,396      1,771,616

Net property and equipment                         18,682,397     19,330,304

Other assets:
 Franchise rights, net                              5,375,212      5,510,611
 Notes receivable from affiliates                      69,337         75,952
 Deposit with affiliate                               485,000        485,000
 Goodwill                                             681,962        694,391
 Other                                              1,460,781      1,328,781
                                                   ----------     ----------
                                                  $28,167,085    $29,196,655
                                                   ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                                 $ 1,852,033    $ 2,818,985
 Due to affiliates                                    125,757        111,988
 Accrued payroll and other taxes                      810,987        750,474
 Accrued liabilities                                1,247,940      1,177,506
 Current portion of long-term debt                  2,420,884      2,396,678
 Current portion of obligations
  under capital leases                                 64,667         59,124
                                                   ----------     ----------
    Total current liabilities                       6,522,268      7,314,755

Long-term liabilities less current maturities:
  Obligations under capital leases                  1,402,614      1,436,375
  Long-term debt                                   24,643,568     25,252,712
  Other noncurrent liabilities                      1,078,024        787,208
                                                   ----------     ----------
                                                   27,124,206     27,476,295
Minority interests in Operating
 Partnerships                                         696,336        551,541

Partners' capital (deficiency):
 General Partners                                      (8,461)        (8,585)
 Limited Partners:
  Class A Income Preference                         5,196,332      5,394,796
  Classes B and C                                  (9,227,025)    (9,252,030)
 Notes receivable employees - sale
   of partnership units                              (812,890)      (956,436)
 Cost in excess of carrying value
    of assets acquired                             (1,323,681)    (1,323,681)
                                                   ----------     ----------
   Total partners' deficiency                      (6,175,725)    (6,145,936)
                                                   ----------     ----------
                                                  $28,167,085    $29,196,655
                                                   ==========     ==========

                            See accompanying notes.





                                AMERICAN RESTAURANT PARTNERS, L.P.

                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                          (Unaudited)


                                                June 27,     June 29,         June 27,     June 29,
                                                  2000         1999             2000         1999
                                               ----------   ----------       ----------   ----------
Net sales                                     $14,690,511  $14,334,285      $29,490,053  $28,775,870

Operating costs and expenses:
 Cost of sales                                  3,572,531    3,669,824        7,185,075    7,665,228
 Restaurant labor and benefits                  4,267,206    4,224,750        8,556,893    8,502,750
 Advertising                                      991,698      952,075        1,964,001    1,888,921
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                 2,793,824    2,616,017        5,576,313    5,296,773
 General and administrative:
  Management fees - related party                 911,250      890,719        1,822,842    1,785,802
  Other                                           296,227      214,863          546,288      362,729
 Depreciation and amortization                    616,874      645,828        1,242,859    1,202,648
                                               ----------   ----------       ----------   ----------
      Income from operations                    1,240,901    1,120,209        2,595,782    2,071,019

Equity in loss of investment
  in unconsolidated affiliates                     30,000            -          116,896            -
Interest income                                   (10,580)      (1,887)         (20,996)      (5,217)
Interest expense                                  718,843      780,516        1,429,649    1,545,184
                                               ----------   ----------       ----------   ----------

Income before minority interest                   502,638      341,580        1,070,233      531,052

Minority interests in income of
 Operating Partnerships                            57,379       24,031          188,483       24,859
                                               ----------   ----------       ----------   ----------
Net income                                    $   445,259  $   317,549      $   881,750  $   506,193
                                               ==========   ==========       ==========   ==========

Net income allocated to Partners:
 Class A Income Preference                    $    88,908  $    75,875      $   179,154  $   120,616
 Class B                                      $   129,635  $    87,478      $   255,615  $   139,426
 Class C                                      $   226,716  $   154,196      $   446,981  $   246,151

Weighted average number of Partnership
 units outstanding during period:
   Class A Income Preference                      751,760      813,975          770,487      813,993
   Class B                                      1,096,131      938,456        1,099,324      940,934
   Class C                                      1,917,003    1,654,210        1,922,325    1,661,188

Basic and diluted income
 before minority interest
 per Partnership unit                         $      0.13  $      0.10      $      0.28  $      0.16

Basic and diluted minority interest
 per Partnership unit                         $      0.02  $      0.01      $      0.05  $      0.01

Basic and diluted net income
 per Partnership unit                         $      0.12  $      0.09      $      0.23  $      0.15

Distributions per Partnership interest        $      0.10  $      0.10      $      0.20  $      0.20




                                        See accompanying notes.






                         AMERICAN RESTAURANT PARTNERS, L.P.

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                        Six Periods Ended
                                                      June 27,       June 29,
                                                        2000           1999
                                                   -----------     ----------
Cash flows from operating activities:
 Net income                                       $   881,750     $   506,193
 Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Depreciation and amortization                    1,242,859       1,202,648
   Loss on disposition of assets                        7,346           6,898
   Equity in loss of investment in
     unconsolidated affiliates                        116,896               -
   Minority interests in income
    of Operating Partnerships                         188,483          24,859
   Compensation expense -
     reduction of notes receivable                     27,902               -
 Net change in operating assets and liabilities:
   Accounts receivable                                 84,017         125,321
   Due from affiliates                                (38,268)       (164,830)
   Inventories                                         19,578          25,978
   Prepaid expenses                                    13,029         (13,894)
   Accounts payable                                  (966,952)       (258,289)
   Due to affiliates                                   13,769        (108,723)
   Accrued payroll and other taxes                     60,513          67,158
   Accrued liabilities                                 70,434         (24,166)
   Other, net                                           9,162         395,882
                                                    ---------       ---------
      Net cash provided by operating activities     1,730,518       1,785,035

Cash flows from investing activities:
 Additions to property and equipment                 (367,439)       (704,542)
 Proceeds from sale of property and equipment             162             470
 Collections of notes receivable from affiliates        6,106          18,692
 Other                                                (54,418)        (35,610)
                                                    ---------       ---------
      Net cash used in investing activities          (415,589)       (720,990)

Cash flows from financing activities:
 Payments on long-term borrowings                  (3,208,730)     (1,051,945)
 Proceeds from long-term borrowings                 2,623,792         480,000
 Payments on capital lease obligations                (28,218)        (20,806)
 Distributions to Partners                           (694,740)       (682,710)
 Repurchase of units                                 (244,702)        (69,707)
 General Partners' distributions
  from Operating Partnerships                          (7,704)         (6,898)
 Minority interests' distributions
  from Operating Partnerships                         (36,000)              -
                                                    ---------       ---------
      Net cash used in financing activities        (1,596,302)     (1,352,066)
                                                    ---------       ---------
      Net decrease in cash and cash equivalents      (281,373)       (288,021)

Cash and cash equivalents at beginning of period      742,452         329,946
                                                    ---------       ---------
Cash and cash equivalents at end of period         $  461,079      $   41,925
                                                    =========       =========

Noncash investing and financing activities: During the first six periods of 2000, notes receivable from employees resulting from the issuance of stock during 1999 were reduced by distributions of $67,938 paid on these units, and by $27,902 charged to compensation expense. Notes receivable from employees were also reduced by $47,706 as a result of the Partnership buying back the units of employees who terminated their employment. The terminated employees' stock proceeds were reduced by their notes receivable balance.

                           See accompanying notes.






               AMERICAN RESTAURANT PARTNERS, L.P.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        Six Periods Ended June 27, 2000 and June 29, 1999


1.  General
    -------

The accompanying consolidated condensed financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. (APP), APP Concepts, LLC and Oklahoma Magic, L.P. (Magic). American Restaurant Partners, L.P., APP, APP Concepts, LLC and Magic are hereinafter collectively referred to as the Partnership. All
significant  intercompany  balances  and  transactions  have   been
eliminated. The consolidated condensed financial statements have been prepared without audit. The Balance Sheet at December 28, 1999 has been derived from the Partnership's audited financial statements. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 28, 1999.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership does not experience significant seasonality but sales continue to be largely driven through advertising and promotion.


2.  Subsequent Events
    -----------------

Distribution to Partners
------------------------
On June 30, 2000 the Partnership declared a distribution of $0.10 per unit to all unitholders of record as of July 12, 2000. The distribution is not reflected in the June 27, 2000 consolidated condensed financial statements.

Purchase of Partnership Interest
--------------------------------

On July 26, 2000, American Pizza Partners, L.P. purchased 39% of Oklahoma Magic, L.P. from Restaurant Management Company of Wichita, Inc. for $3,200,000 (Purchase Price). The Purchase Price includes $2,500,000 cash financed by Intrust Bank over five years at 9.5%. The remaining balance of the Purchase Price will become due in the event that Magic's cash flow (determined on a 12 month trailing basis) exceeds $2.6 million at any time between January 1, 2001 and
December  31,  2005.  Payment of the remaining  balance   shall  be
made in  Class B  and  Class C  Units of  the Partnership.   In the
event that Magic's cash flow does not reach this cash flow goal on or prior to December 31, 2005, APP shall owe no additional consideration and the Purchase Price will be reduced accordingly. Upon completion of this purchase, the Partnership owns 99% of Magic.


3.  Comprehensive Income
    --------------------

Comprehensive income is comprised of the following:

                        Three periods ended     Six  periods ended
                         June 27,   June 29,     June 27,  June 29,
                          2000       1999         2000      1999
                        ---------   --------    --------  --------
Net income              $ 445,259  $ 317,549   $ 881,750 $ 506,193
Change in unrealized
 loss in investment
 securities                     -     (2,250)          -   (22,500)
                         --------   --------    --------  --------
                        $ 445,259  $ 315,299   $ 881,750 $ 483,693
                         ========   ========    ========  ========


4.  Reclassifications
    -----------------

Certain  amounts shown in the 1999 consolidated condensed financial
statements  have  been  reclassified  to  conform  with  the   2000
presentation.





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of June 27, 2000, the Partnership operated 70 traditional Pizza Hut red roof restaurants, 14 delivery/carryout units and three dualbrand locations.

Three Periods Ended June 27, 2000 Compared to
---------------------------------------------
Three Periods Ended June 29, 1999
---------------------------------

NET SALES. Net sales for the three periods ended June 27, 2000 increased $356,000 from net sales of $14,334,000 in 1999 to net sales of $14,690,000 for 2000, a 2.5% increase. Comparable restaurant sales increased 4.1% over the second quarter of 1999 when the Partnership experienced a 7.2% increase in comparable restaurant sales primarily due to the success of the Big New Yorker Pizza which was introduced in early 1999. The stronger than expected sales results in 2000 were achieved primarily through continued improvement in restaurant operations.

INCOME FROM OPERATIONS. Income from operations for the three periods ended June 27, 2000 increased $121,000 from $1,120,000 to $1,241,000, a 10.8% increase over the same three periods of 1999. As a percentage of net sales, income from operations increased from 7.8% for the three periods ended June 29, 1999 to 8.4% for the three periods ended June 27, 2000. Cost of sales decreased as a percentage of net sales from 25.6% for the three periods ended June 29, 1999 to 24.3% for the three periods ended June 27, 2000 due to lower cheese costs. Labor and benefits expense decreased as a percentage of net sales from 29.5% in 1999 to 29.0% in 2000. Advertising increased slightly as a percentage of net sales from 6.6% of net sales in 1999 to 6.8% of net sales in 2000. Other restaurant operating expenses amounted to 19.0% of net sales in 2000 compared to 18.3% of net sales in 1999. This increase is primarily the result of increased reimbursements to delivery drivers and an increase in equipment rental. Delivery driver reimbursements have increased due to competition to hire drivers and higher gas prices during second quarter. In addition, the
Partnership is leasing new point-of-sale terminals which are currently being installed in all of its restaurants. The installations are scheduled to be completed during the third quarter. General and administrative expenses increased from 7.7% of net sales in 1999 to 8.2% of net sales in 2000 reflecting increased bonuses paid on improved operating results. Depreciation and amortization expense decreased from 4.5% of net sales in 1999 to 4.2% of net sales in 2000.

NET EARNINGS. Net earnings increased $128,000 to net income of $445,000 for the three periods ended June 27, 2000 compared to net income of $318,000 for the three periods ended June 29, 1999. This increase is attributable to the increase in income from operations noted above and a $70,000 decrease in net interest expense. The increase was partially offset by a $30,000 loss from investment in unconsolidated affiliates and a $33,000 increase in minority interest in income of Operating Partnerships.

Six Periods Ended June 27, 2000 Compared to
-------------------------------------------
Six Periods Ended June 29, 1999
-------------------------------

NET SALES. Net sales for the six periods ended June 27, 2000 increased $714,000 from net sales of $28,776,000 in 1999 to net sales of $29,490,000 for 2000, a 2.5% increase. Comparable restaurant sales increased 4.1% over the prior year when the Partnership experienced a 7.7% increase in comparable restaurant sales primarily due to the success of the Big New Yorker Pizza which was introduced in early 1999. The stronger than expected sales results in 2000 were achieved primarily through continued improvement in restaurant operations.


INCOME FROM OPERATIONS. Income from operations for the six periods ended June 27, 2000 increased $525,000 from $2,071,000 to
$2,596,000, a 25.3% increase over the same six periods of 1999. As a percentage of net sales, income from operations increased from 7.2% for the six periods ended June 29, 1999 to 8.8% for the six periods ended June 27, 2000. Cost of sales decreased as a percentage of net sales from 26.6% for the six periods ended June 29, 1999 to 24.4% for the six periods ended June 27, 2000 due to lower cheese costs. Labor and benefits expense decreased as a percentage of net sales from 29.5% in 1999 to 29.0% in 2000. Advertising increased slightly as a percentage of net sales from 6.6% of net sales in 1999 to 6.7% of net sales in 2000. Other restaurant operating expenses amounted to 18.9% of net sales in 2000 compared to 18.4% of net sales in 1999. This increase is primarily the result of an increase in equipment rental as the Partnership is leasing new point-of-sale terminals which are currently being installed in all of its restaurants. General and administrative expenses increased from 7.5% of net sales in 1999 to 8.0% of net sales in 2000 reflecting increased bonuses paid on improved operating results. Depreciation and amortization expense remained at 4.2% of net sales for both years.

NET EARNINGS. Net earnings increased $376,000 to net income of $882,000 for the six periods ended June 27, 2000 compared to net income of $506,000 for the six periods ended June 29, 1999. This increase is attributable to the increase in income from operations noted above and a $131,000 decrease in net interest expense. The increase was partially offset by a $117,000 loss from investment in unconsolidated affiliates and a $163,000 increase in minority interest in income of Operating Partnerships.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 27, 2000 the Partnership had a working capital deficiency of $5,110,000 compared to a working capital deficiency of $5,543,000 at December 28, 1999. This decrease in working capital deficiency is primarily a result of a $967,000 decrease in accounts payable which was partially offset by a $281,000 decrease in cash. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the six periods ended June 27, 2000, net cash provided by operating activities amounted to $1,731,000 compared to $1,785,000 for the six periods ended June 29, 1999. This decrease from prior year is primarily the result of a decrease in accounts payable of $967,000 in 2000 compared to a decrease of only $258,000 in 1999. This decrease in accounts payable more than offsets the 2000 increases in net income, equity in loss of investment in unconsolidated affiliates and minority interests in income of Operating Partnerships.

INVESTING ACTIVITIES. Property and equipment expenditures represent the largest investing activity by the Partnership. Capital expenditures for the six periods ended June 27, 2000 were $367,000 for replacement of equipment in existing restaurants.

FINANCING ACTIVITIES. Cash distributions declared during the six periods ended June 27, 2000 were $695,000 amounting to $0.20 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the six periods ended June 27, 2000, the Partnership's proceeds from borrowings amounted to $2,624,000 all of which was used to refinance existing debt. The financing costs related to this refinancing are being amortized over the terms of the loan agreements. Management anticipates spending an additional $331,000 during the remainder of 2000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

YEAR 2000 COMPLIANCE
--------------------

The Partnership did not incur any problems with Year 2000 compliance. Management is continuing to monitor Year 2000 issues. The Partnership does not anticipate any problems with Year 2000 compliance in the future.

OTHER MATTERS
-------------

On July 26, 2000, American Pizza Partners, L.P. purchased 39% of Oklahoma Magic, L.P. from Restaurant Management Company of Wichita, Inc. for $3,200,000 (Purchase Price). The Purchase Price includes $2,500,000 cash financed by Intrust Bank over five years at 9.5%. The remaining balance of the Purchase Price will become due in the event that Magic's cash flow (determined on a 12 month trailing basis) exceeds $2.6 million at any time between January 1, 2001 and December 31, 2005. Payment of the remaining balance shall be made in Class B and Class C Units of the Partnership. In the event that Magic's cash flow does not reach this cash flow goal on or prior to December 31, 2005, APP shall owe no additional consideration and the Purchase Price will be reduced accordingly. Upon completion of this purchase, the Partnership owns 99% of Magic.

The Partnership's major distributor, AmeriServe, has filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Tricon, the Unified Foodservice Purchasing Coop, and key representatives of the Tricon franchise community are working together to ensure the availability of supplies to Tricon's restaurant system during the bankruptcy proceedings. Although the Partnership believes that an alternate distributor or distributors could be obtained to meet the needs of its restaurants (should it become necessary), it cannot be certain that the costs would be at the same rates that the Partnership currently pays AmeriServe nor can it be certain that a disruption of services will not occur during the process of obtaining an alternate distributor or distributors. At this time, management cannot reliably estimate the impact upon cost of sales, if any, related to this situation.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:  8/10/00           By:   /s/Hal W. McCoy
      --------                 ---------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer



Date:  8/10/00           By:   /s/Terry Freund
      --------                 ---------------
                               Terry Freund
                               Chief Financial Officer