Form 10-Q
period 2000-09-26
AMERICAN RESTAURANT PARTNERS L P
filed 2000-11-16
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                     Washington, D.C.   20549


                            FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 26, 2000    Commission file number 1-9606


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


                          YES [X]    NO [ ]



                 AMERICAN RESTAURANT PARTNERS, L.P.

                             INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          September 26, 2000 and December 28, 1999                  1

          Consolidated Condensed Statements of Income
          for the Three and Nine Periods Ended
          September 26, 2000 and September 28, 1999                 2

          Consolidated Condensed Statements of Cash
          Flows for the Nine Periods Ended
          September 26, 2000 and September 28, 1999                 3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          6-10


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         11




                   AMERICAN RESTAURANT PARTNERS, L.P.

                 CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Unaudited)


                                              September 26,  December 28,
         ASSETS                                   2000           1999
----------------------------                  -------------  ------------
Current assets:
 Cash and cash equivalents                    $   291,038    $   742,452
 Accounts receivable                              358,768        258,388
 Due from affiliates                               83,392         69,948
 Notes receivable from
  affiliates - current portion                     20,450         19,531
 Inventories                                      400,781        410,997
 Prepaid expenses                                 332,157        270,300
                                               ----------     ----------
    Total current assets                        1,486,586      1,771,616

Net property and equipment                     20,751,411     19,330,304

Other assets:
 Franchise rights, net                          5,302,988      5,510,611
 Notes receivable from affiliates                  64,073         75,952
 Deposit with affiliate                           485,000        485,000
 Goodwill                                       2,083,743        694,391
 Other                                          1,185,491      1,328,781
                                               ----------     ----------
                                              $31,359,292    $29,196,655
                                               ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                             $ 2,034,802    $ 2,818,985
 Due to affiliates                                108,843        111,988
 Accrued payroll and other taxes                  668,953        750,474
 Accrued liabilities                            1,396,825      1,177,506
 Current portion of long-term debt              3,648,569      2,396,678
 Current portion of obligations
  under capital leases                            529,340         59,124
                                               ----------     ----------
    Total current liabilities                   8,387,332      7,314,755

Long-term liabilities less current maturities:
  Obligations under capital leases              2,170,128      1,436,375
  Long-term debt                               26,397,886     25,252,712
  Other noncurrent liabilities                  1,034,188        787,208
                                               ----------     ----------
                                               29,602,202     27,476,295
Minority interests in Operating
 Partnerships                                     138,222        551,541

Partners' capital (deficiency):
 General Partners                                  (8,516)        (8,585)
 Limited Partners:
  Class A Income Preference                     5,141,664      5,394,796
  Classes B and C                              (9,255,213)    (9,252,030)
 Notes receivable employees - sale
   of partnership units                          (787,756)      (956,436)
 Cost in excess of carrying value
    of assets acquired                         (1,858,643)    (1,323,681)
                                               ----------     ----------
   Total partners' deficiency                  (6,768,464)    (6,145,936)
                                               ----------     ----------
                                              $31,359,292    $29,196,655
                                               ==========     ==========

                         See accompanying notes.





                              AMERICAN RESTAURANT PARTNERS, L.P.

                          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                         (Unaudited)


                                             September 26, September 28,   September 26, September 28,
                                                 2000         1999             2000         1999
                                             ------------- -------------   ------------- -------------
Net sales                                     $15,088,559  $14,602,367      $44,578,612  $43,378,237

Operating costs and expenses:
 Cost of sales                                  3,780,232    3,955,343       10,965,307   11,620,571
 Restaurant labor and benefits                  4,312,478    4,175,191       12,869,371   12,677,941
 Advertising                                      980,175      920,733        2,944,176    2,809,654
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                 2,960,974    2,820,253        8,430,594    8,117,026
 General and administrative:
  Management fees - related party                 934,724      907,148        2,757,566    2,692,950
  Other                                           239,522      215,350          785,810      578,079
 Depreciation and amortization                    729,563      669,793        2,056,545    1,872,441
                                               ----------   ----------       ----------   ----------
      Income from operations                    1,150,891      938,556        3,769,243    3,009,575

Equity in loss of investment
  in unconsolidated affiliates                     30,000            -          146,896            -
Interest income                                    (9,449)      (8,428)         (30,445)     (13,645)
Interest expense                                  790,643      771,659        2,242,862    2,316,843
Loss on sale of investments held for sale               -      122,155                -      122,155
                                               ----------   ----------       ----------   ----------

Income before minority interest                   339,697       53,170        1,409,930      584,222

Minority interests in income of
 Operating Partnerships                            20,192          100          208,675       24,959
                                               ----------   ----------       ----------   ----------
Net income                                    $   319,505  $    53,070      $ 1,201,255  $   559,263
                                               ==========   ==========       ==========   ==========

Net income allocated to Partners:
 Class A Income Preference                    $    61,382  $    11,766      $   239,693  $   130,021
 Class B                                           93,898       15,000          349,818      155,454
 Class C                                          164,225       26,304          611,744      273,788

Weighted average number of Partnership
 units outstanding during period:
   Class A Income Preference                      715,772      813,907          752,249      813,964
   Class B                                      1,094,936    1,037,666        1,097,861      973,178
   Class C                                      1,915,010    1,819,561        1,919,887    1,713,979

Basic and diluted income
 before minority interest
 per Partnership unit                         $      0.09  $      0.01      $      0.37  $      0.17

Basic and diluted minority interest
 per Partnership unit                         $      0.01  $      0.00      $      0.06  $      0.01

Basic and diluted net income
 per Partnership unit                         $      0.09  $      0.01      $      0.32  $      0.16

Distributions per Partnership interest        $      0.10  $      0.10      $      0.30  $      0.30



                                       See accompanying notes.





                        AMERICAN RESTAURANT PARTNERS, L.P.

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                  (Unaudited)

                                                            September 26,   September 28,
                                                                2000            1999
                                                            -------------   -------------
Cash flows from operating activities:
 Net income                                                  $ 1,201,255     $   559,263
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                               2,056,545       1,872,441
   Loss on disposition of assets                                   6,574          24,437
   Equity in loss of investment in
     unconsolidated affiliates                                   146,896               -
   Minority interests in income
    of Operating Partnerships                                    208,675          24,957
   Compensation expense - reduction of notes receivable           41,056               -
   Loss on sale of investments held for sale                           -         122,155
   Net change in operating assets and liabilities:
     Accounts receivable                                         (98,985)         16,146
     Due from affiliates                                         (13,444)       (157,022)
     Inventories                                                  10,216         (16,498)
     Prepaid expenses                                            (61,857)        (67,066)
     Accounts payable                                           (784,183)        819,467
     Due to affiliates                                            (3,145)       (139,957)
     Accrued payroll and other taxes                             (81,521)        (98,726)
     Accrued liabilities                                         219,319          16,363
     Other, net                                                  197,577         224,255
                                                              ----------      ----------
      Net cash provided by operating activities                3,044,978       3,200,215

Cash flows from investing activities:
 Proceeds from sale of investments held for sale                       -          40,002
 Purchase of minority interest in Oklahoma Magic, L.P.        (2,500,000)              -
 Additions to property and equipment                          (1,677,812)       (901,149)
 Proceeds from sale of property and equipment                      2,720         108,559
 Purchase of franchise rights                                          -         (15,000)
 Collections of notes receivable from affiliates                  10,960          23,726
 Other                                                           (75,902)        (35,610)
                                                              ----------      ----------
      Net cash used in investing activities                   (4,240,034)       (779,472)

Cash flows from financing activities:
 Payments on long-term borrowings                             (3,751,727)     (3,303,752)
 Proceeds from long-term borrowings                            6,148,792       2,272,000
 Payments on capital lease obligations                          (257,182)        (33,982)
 Distributions to Partners                                    (1,042,962)     (1,028,583)
 Proceeds from issuance of Class B and C units                         -          68,213
 Repurchase of units                                            (288,310)        (69,708)
 General Partners' distributions
   from Operating Partnerships                                   (11,469)        (10,603)
 Minority interests' distributions
  from Operating Partnerships                                    (53,500)              -
                                                              ----------      ----------
      Net cash provided by (used in) financing activities        743,642      (2,106,415)
                                                              ----------      ----------
      Net (decrease) increase in cash and cash equivalents      (451,414)        314,328

Cash and cash equivalents at beginning of period                 742,452         329,946
                                                              ----------      ----------
Cash and cash equivalents at end of period                   $   291,038     $   644,274
                                                              ==========      ==========

Noncash investing and financing activities:  During the first nine periods of 2000, notes receivable from employees resulting from the issuance of stock during 1999 were reduced by distributions of $92,473 paid on these units, and by $41,056 charged to compensation expense.
Notes receivable from employees were also reduced by $47,706 as a result of the Partnership buying back the units of employees who terminated their employment.  The terminated employees'
stock proceeds were reduced by their notes receivable balance.  In addition, the Partnership entered into $1,461,151 in capital leases for point-of-sale terminals.

                                See accompanying notes.




                AMERICAN RESTAURANT PARTNERS, L.P.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     Nine Periods Ended September 26, 2000 and September 28, 1999


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


2.  Subsequent Events
    -----------------
On October 2, 2000 the Partnership declared a distribution of $0.10 per unit to all unitholders of record as of October 12, 2000. The distribution is not reflected in the September 26, 2000 consolidated condensed financial statements.


3.  Purchase of Partnership Interest
    --------------------------------
On July 26, 2000, American Pizza Partners, L.P. purchased 39% of Oklahoma Magic, L.P. from Restaurant Management Company of Wichita, Inc.
(RMC) for $2,500,000 cash and contingent consideration of $700,000. The $2,500,000 cash payment was financed by INTRUST Bank over five years at 9.5%. The contingent consideration will become due in the event that Magic's cash flow (determined on a 12 month trailing basis) exceeds
$2.6 million at any time between January 1, 2001 and December 31, 2005. Payment of the remaining balance shall be made in Class B and Class C


             AMERICAN RESTAURANT PARTNERS, L.P.

  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

    Nine Periods Ended September 26, 2000 and September 28, 1999


3.  Purchase of Partnership Interest (continued)
    --------------------------------------------
Units of the Partnership. In the event that Magic's cash flow does not reach this cash flow goal on or prior to December 31, 2005, APP shall owe no additional consideration. Upon completion of this purchase, the Partnership owns 99% of Magic.

RMC is considered a related party in that one individual has controlling interest in both RMC and the Partnership's general partner. To the extent that the Partnership and RMC have common ownership, the transaction was recorded at RMC's historical cost. As a result of the transaction, the Partnership recorded goodwill of $1,407,997 and cost in excess of carrying value of assets acquired of $534,962.


4.  Comprehensive Income
    --------------------
Comprehensive income is comprised of the following:

                              Three periods ended    Nine periods ended
                              Sept. 26,  Sept. 28,   Sept. 26,  Sept. 28,
                                2000       1999        2000       1999
                              ---------  ---------   ---------  ---------
Net income                    $ 319,505  $  53,070  $1,201,255  $ 559,263
Change in unrealized
  loss in investment
  securities                          -    118,983           -     96,483
                               --------   --------   ---------   --------
                              $ 319,505  $ 172,053  $1,201,255  $ 655,746
                               ========   ========   =========   ========


5.  Reclassifications
    -----------------
Certain amounts shown in the 1999 consolidated condensed financial statements have been reclassified to conform with the 2000 presentation.





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of September 26, 2000, the Partnership operated 70 traditional Pizza Hut red roof restaurants, 13 delivery/carryout units and three dualbrand locations.

Three Periods Ended September 26, 2000 Compared to
--------------------------------------------------
Three Periods Ended September 28, 1999
--------------------------------------

NET SALES. Net sales for the three periods ended September 26, 2000 increased $487,000 from net sales of $14,602,000 in 1999 to net sales of $15,089,000 for 2000, a 3.3% increase. Comparable restaurant sales increased 5.0%. The stronger than expected sales results in 2000 were achieved primarily through continued improvement in restaurant operations.

INCOME FROM OPERATIONS. Income from operations for the three periods ended September 26, 2000 increased $212,000 from $939,000 to $1,151,000, a 22.6% increase over the same three periods of 1999. As a percentage of net sales, income from operations increased from 6.4% for the three periods ended September 28, 1999 to 7.6% for the three periods ended September 26, 2000. Cost of sales decreased from 27.1% of net sales for the three periods ended September 28, 1999 to 25.1% of net sales for the three periods ended September 26, 2000 primarily due to a 27% reduction in cheese costs. This decrease was partially offset by increases in meat ingredient costs. Labor and benefits expense amounted to 28.6% of net sales in 1999 and 2000. Advertising increased slightly as a percentage of net sales from 6.3% of net sales in 1999 to 6.5% of net sales in 2000. Other restaurant operating expenses increased from 19.3% of net sales in 1999 to 19.6% of net sales in 2000 primarily due to increased delivery driver reimbursements as a result of higher gas prices and increased competition for drivers. General and administrative expenses increased slightly from 7.7% of net sales in 1999 to 7.8% of net sales in 2000. Depreciation and amortization expense increased from 4.6% of net sales in 1999 to 4.8% of net sales in 2000 primarily due to the addition of point-of-sale terminals under capital leases.

NET INCOME. Net income increased $267,000 to $320,000 for the three periods ended September 26, 2000 compared to $53,000 for the three periods ended September 28, 1999. This increase is primarily attributable to the increase in income from operations noted above. The increase was partially offset by a $30,000 loss from investment in unconsolidated affiliates and an $18,000 increase in net interest expense primarily due to the addition of point-of-sale terminals under capital leases. The 1999 net income included a $122,000 loss on the sale of investments held for sale.

Nine Periods Ended September 26, 2000 Compared to
-------------------------------------------------
Nine Periods Ended September 28, 1999
-------------------------------------

NET SALES. Net sales for the nine periods ended September 26, 2000 increased $1,201,000 from net sales of $43,378,000 in 1999 to net sales of $44,579,000 for 2000, a 2.8% increase. Comparable restaurant sales increased 4.4% over the prior year. During 1999, the Partnership experienced an 8.1% increase in comparable restaurant sales primarily due to the success of the Big New Yorker pizza which was introduced in early 1999. The stronger than expected sales results in 2000 were achieved primarily through continued improvement in restaurant operations.

INCOME FROM OPERATIONS. Income from operations for the nine periods ended September 26, 2000 increased $759,000 from $3,010,000 to $3,769,000, a 25.2% increase over the same nine periods of 1999. As a percentage of net sales, income from operations increased from 6.9% for the nine periods ended September 28, 1999 to 8.5% for the nine periods ended September 26, 2000. Cost of sales decreased as a percentage of net sales from 26.8% for the nine periods ended September 28, 1999 to 24.6% for the nine periods ended June 26, 2000 due to significantly lower cheese costs. Labor and benefits expense decreased as a percentage of net sales from 29.2% in 1999 to 28.9% in 2000.
Advertising increased slightly as a percentage of net sales from 6.5% of net sales in 1999 to 6.6% of net sales in 2000. Other restaurant operating expenses amounted to 18.9% of net sales in 2000 compared to 18.7% of net sales in 1999. General and administrative expenses increased from 7.5% of net sales in 1999 to 7.9% of net sales in 2000 reflecting increased bonuses paid on improved operating results. Depreciation and amortization expense increased from 4.3% of net sales in 1999 compared to 4.6% of net sales primarily due to the addition of point-of-sale terminals under capital leases.

NET INCOME. Net income increased $642,000 to $1,201,000 for the nine periods ended September 26, 2000 compared to $559,000 for the nine periods ended September 28, 1999. This increase is primarily attributable to the increase in income from operations noted above and a $91,000 decrease in net interest expense due to an overall reduction of debt. The increase was partially offset by a $147,000 loss from investment in unconsolidated affiliates and a $184,000 increase in minority interest in income of Operating Partnerships. The 1999 amount includes a $122,000 loss on sale of investments held for sale.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 26, 2000 the Partnership had a working capital deficiency of $6,901,000 compared to a working capital deficiency of $5,543,000 at December 28, 1999. This increase in working capital deficiency is primarily a result of a $1,252,000 increase in current portion of long-term debt due to the short-term financing of the purchase of previously leased restaurants and a $470,000 increase in current portion of obligations under capital leases related to point-of-sale terminals. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine periods ended September 26, 2000, net cash provided by operating activities amounted to $3,045,000 compared to $3,200,000 for the nine periods ended September 28, 1999. The 2000 increases in net income, depreciation and amortization, equity in loss of investment in unconsolidated affiliates and minority interests in income of Operating Partnerships were partially offset by a $784,000 decrease in accounts payable.

INVESTING ACTIVITIES. Capital expenditures for the nine periods ended September 26, 2000 were $1,678,000 of which $608,000 was for replacement of equipment in existing restaurants and $1,070,000 was for the purchase of previously leased restaurants. The Partnership also entered into capital leases of $1,461,000 for point-of-sale terminals. In addition, the Partnership purchased a minority interest in Oklahoma Magic, L.P. for $2,500,000.

FINANCING ACTIVITIES. Cash distributions declared during the nine periods ended September 26, 2000 were $1,043,000 amounting to $0.30 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the nine periods ended September 26, 2000, the Partnership's proceeds from borrowings amounted to $6,149,000 of which $2,500,000 was used to purchase a 39% interest in Magic from an affiliate and $1,025,000 was used to purchase previously leased restaurants. The remainder was used to refinance existing debt. The financing costs related to this refinancing are being amortized over the terms of the loan agreements. Management anticipates spending an additional $200,000 during the remainder of 2000 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

YEAR 2000 COMPLIANCE
--------------------
The Partnership did not incur any problems with Year 2000 compliance. Management is continuing to monitor Year 2000 issues. The Partnership does not anticipate any problems with Year 2000 compliance in the future.

OTHER MATTERS
-------------
On July 26, 2000, American Pizza Partners, L.P. purchased 39% of Oklahoma Magic, L.P. from Restaurant Management Company of Wichita, Inc.
(RMC) for $2,500,000 cash and contingent consideration of $700,000. The $2,500,000 cash payment was financed by INTRUST Bank over five years at 9.5%. The contingent consideration will become due in the event that Magic's cash flow (determined on a 12 month trailing basis) exceeds
$2.6 million at any time between January 1, 2001 and December 31, 2005. Payment of the remaining balance shall be made in Class B and Class C Units of the Partnership. In the event that Magic's cash flow does not reach this cash flow goal on or prior to December 31, 2005, APP shall owe no additional consideration. Upon completion of this purchase, the Partnership owns 99% of Magic. RMC is considered a related party in that one individual has controlling interest in both RMC and the Partnership's general partner. To the extent that the Partnership and RMC have common ownership, the transaction was recorded at RMC's historical cost. As a result of the transaction, the Partnership recorded goodwill of $1,407,997 and cost in excess of carrying value of assets acquired of $534,962.

The Partnership's major distributor, AmeriServe, has reached an agreement to sell its U.S. distribution business to McLane Company, Inc., a subsidiary of Wal-Mart Stores, Inc. As part of the sale, the Partnership agreed to a two-year contract extension and will incur a 5% increase in distribution fees along with a reduction of payable terms for supplies from 30 to 15 days. The overall impact of the increased distribution fees on cost of sales will be approximately 0.1%. The sale is anticipated to be completed during the fourth quarter, however, no assurances can be given that this sale will be completed.

The Partnership delisted from the American Stock Exchange effective November 13, 1997 and limited trading of its units. As a result, the Partnership will continue to be taxed as a partnership rather than being taxed as a corporation. The Partnership does offer a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units.

EFFECTS OF INFLATION AND FUTURE OUTLOOK
---------------------------------------
Inflationary factors such as increases in food and labor costs directly affect the Partnership's operations. Because most of the Partnership's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect the Partnership's labor costs. The Partnership cannot always effect immediate price increases to offset higher costs and no assurance can be given the Partnership will be able to do so in the future. Congress is currently considering legislation which could increase the minimum wage by up to as much as $1 per hour over a two-year period. The effective date of such legislation could be as early as January 1, 2001. While an increase in the minimum wage would increase the Partnership's labor costs, due to the uncertainty regarding legislation on the matter, management cannot reliably estimate the potential impact on labor costs at this time.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date: 11/16/00           By:  /s/Hal W. McCoy
      --------                ---------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer



Date: 11/16/00           By:  /s/Terry Freund
      --------                ---------------
                               Terry Freund
                               Chief Financial Officer