Form 10-K
period 2000-12-26
AMERICAN RESTAURANT PARTNERS L P
filed 2001-03-23
CIK 817900

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                               FORM 10-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended December 26, 2000

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

                    Yes   X    	No
                         ----           ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

As of March 1, 2001 the aggregate market value of the income preference units held by non-affiliates of the registrant was $2,284,760.


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

On March 13, 1996, APP purchased a 45% interest in Oklahoma Magic, L.P. (Magic), a newly formed limited partnership that owns and operates Pizza Hut restaurants in Oklahoma. Effective August 11, 1998, APP's interest in Magic increased from 45% to 60% in connection with Magic's purchase of a 25% interest from a former limited partner. RAM, which owns a 1.0% interest in Magic, is the managing general partner of Magic. The remaining 39.0% interest was held by Restaurant Management Company of Wichita, Inc. (the Management Company) until July 26, 2000. On that date, APP purchased the Management Company's 39% interest in Magic. Upon completion of this purchase, APP owns 99% of Magic. APP and Magic are collectively referred to as the "Operating Partnerships".

As of December 26, 2000, the Partnership owned and operated a total of 86 restaurants (collectively, the "Restaurants"). APP owned and operated 53 traditional "Pizza Hut" restaurants, 4 "Pizza Hut" delivery/carryout facilities and 3 dualbrand locations. During 2000, APP closed one "Pizza Hut" delivery/carryout restaurant.
Magic owned and operated 17 traditional "Pizza Hut" restaurants and
9 "Pizza Hut" delivery/carryout facilities.   The following table
sets forth the states in which the Partnership's Pizza Hut Restaurants are located:



                      Units            Units           Units
                     Open At         Closed in        Open At
                     12-28-99          2000           12-26-00
                     --------        ---------        --------
     Georgia  		 8              --                8
     Louisiana		 1              --                1
     Montana  		19               1               18
     Texas    		25              --               25
     Wyoming		 8              --                8
     Oklahoma  		26              --               26
                       ---             ---              ---
        Total		87               1               86
                       ===             ===              ===

Financial Information About Industry Segments
---------------------------------------------
The restaurant industry is the only business segment in which the Partnership operates.

Narrative Description of Business
---------------------------------
The Partnership operates the Restaurants under license from Pizza Hut, Inc. ("PHI"), a subsidiary of Tricon Global Restaurants, Inc. ("Tricon") which was created with the spin-off of PepsiCo, Inc.'s restaurant division. Since it was founded in 1958, Pizza Hut has become the world's largest pizza restaurant chain in terms of both sales and number of restaurants. As of year-end 2000, there were over 6,600 units in the United States and more than 4,000 units located outside the United States (both excluding licensed units). PHI owns and operates approximately 27% of the Pizza Hut restaurants in the United States and 41% of those in foreign countries.

All Pizza Hut restaurants offer substantially the same menu items, including several varieties of pizza as well as pasta, salads and sandwiches. All food items are prepared from high quality ingredients in accordance with PHI's proprietary recipes and a special blend of spices available only from PHI. Pizza is offered in several different sizes with a thin crust, hand tossed traditional crust, or a thick crust, known as "Pan Pizza", as well as with a wide variety of toppings. Pizza Hut also serves the Big New Yorker Pizza, a 16" traditional crust pizza. Food products not prescribed by PHI may only be offered with the prior express approval of PHI.

PHI maintains a research and development department that develops new recipes and products, tests new procedures for food preparation and approves suppliers for Pizza Hut restaurants.

Pizza Hut restaurants are constructed in accordance with prescribed design specifications and most are similar in exterior appearance and interior decor. The typical restaurant building is a freestanding, one-story building, with a wood, brick or stucco exterior. Most Pizza Hut restaurants still feature the distinctive red roof. The restaurants generally contain 1,800 to 3,000 square feet, including kitchen and storage areas, and have seating capacity for 75 to 140 persons. The typical property site will accommodate parking for 30 to 70 vehicles. Building designs may be varied only upon request and when required to comply with local regulations or for unique marketing reasons.

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

AmeriServe Food Distribution, Inc. (AmeriServe) acquired PFS in
July 1997 and provided substantially all of the distribution services to the Partnership through its PFS relationship since the acquisition. The Partnership entered into a five-year exclusive food and supplies distribution agreement with AmeriServe effective January 1, 1999. The initial term of the agreement was to expire December 31, 2003. Thereafter, the agreement could be renewed for successive one-year terms upon the written agreement of the parties. The terms of the contract provide incentives for using more efficient distribution practices and resulted in a reduction in the distribution costs incurred by the Partnership.

On January 31, 2000 AmeriServe filed for protection under the U.S. Bankruptcy Code. McLane Company, Inc., a subsidiary of Wal-Mart Stores, Inc., completed the purchase of AmeriServe's U.S. distribution business on November 30, 2000. As part of the sale, the Partnership agreed to a two-year contract extension and will incur a 5% increase in distribution fees.

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

Future Expansion. Under the terms of the Franchise Agreements, the Partnership has the right to open additional Pizza Hut restaurants within certain designated territories. The Partnership is not obligated to open any new restaurants in 2001 or future years.

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

Employees
---------
As of March 1, 2001, the Partnership did not have any employees.
The Operating Partnerships had approximately 2,100 employees at the Restaurants. Each Restaurant is managed by one restaurant manager and one or more assistant restaurant managers. Many of the other employees are employed only part-time and, as is customary in the restaurant business, turnover among the part-time employees is high. The Partnership is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The Restaurants' employees are supervised by employees of the Management Company which has its principal offices in Wichita, Kansas. The Management Company has a total of 41 employees which devote all or a significant part of their time to management of the Restaurants. In addition, the Partnership may employ certain management officials of the Management Company on a part-time basis. Employee relations are believed to be satisfactory.


Financial Information About Foreign and Domestic Operations and
---------------------------------------------------------------
Export Sales
------------
The Partnership operates no restaurants in foreign countries.



Item 2. Properties
------------------
The following table lists the location by state of Restaurants operated by APP as of December 26, 2000.

               Leased From         Leased From
              Unrelated Third    Affiliate of the
                Parties          General Partners    Owned     Total
                -------          ----------------    -----     -----
Georgia            1                   -                7         8
Louisiana          -                   -                1         1
Montana            9                   -                9        18
Texas             14                   -               11        25
Wyoming            1                   1                6         8
                 ---                 ---              ---       ---
Total APP         25                   1               34        60
                 ===                 ===              ===       ===

Six of the properties owned by APP are subject to ground leases from unrelated third parties. The property leased from an affiliate of the General Partners is subject to a mortgage or deed of trust. Most of the properties, including that owned by an affiliate of the General Partners are leased for a minimum term of at least five years and are subject to one or more five-year renewal options. Management believes leases with initial or optional renewal periods expiring within the next five years can be renewed for multiple-year periods, or the property can be purchased, without significant difficulty or unreasonable expense.

In addition to the operating restaurants above, APP has a remaining lease obligation on one closed restaurant. This location is subleased through its remaining lease term.

The following table lists the Restaurants operated by Magic as of December 26, 2000.

                Leased From
              Unrelated Third  Leased From
                Parties         Affiliate       Owned       Total
                -------         ---------       -----        ----
Oklahoma           24               1             1           26
                  ===             ===           ===          ===

Most of the properties including the one owned by an affiliate are leased for a minimum term of at least five years and are subject to one or more five-year renewal options. Management believes leases with initial or optional renewal periods expiring within the next five years can be renewed for multiple-year periods, or the property can be purchased, without significant difficulty or unreasonable expense.

The amount of rent paid is either fixed or includes a fixed rental plus a percentage of the Restaurant's sales, subject, in some cases, to maximum amounts. The leases require the Partnership to pay all real estate taxes, insurance premiums, utilities, and to keep the property in general repair.

Pizza Hut restaurants are constructed in accordance with prescribed design specifications and most are similar in exterior appearance and interior decor. The typical restaurant building is a freestanding, one-story building, with a wood, brick or stucco exterior. Most Pizza Hut restaurants still feature the distinctive red roof. The restaurants generally contain 1,800 to 3,000 square feet, including kitchen and storage areas, and have seating capacity for 75 to 140 persons. The typical property site will accommodate parking for 30 to 70 vehicles. Building designs may be varied only upon request and when required to comply with local regulations or for unique marketing reasons. Typical capital costs for the Partnership's existing restaurant facilities are approximately $150,000 for land, $250,000 for the building and $135,000 for equipment and furnishings for each unit.

The cost of land, building and equipment for a typical Pizza Hut restaurant vary with location, size, construction costs and other factors. The Partnership estimates the average cost to construct and equip a new restaurant in its existing franchise territories is approximately $600,000 to $900,000 including the cost of land acquisition. Delivery/carryout facilities vary in size and appearance. These facilities are generally leased from unrelated third parties. The Partnership estimates that the capital investment necessary for a new delivery/carryout unit is approximately $200,000 in equipment and leasehold improvements.

Item 3.  Legal Proceedings
--------------------------
As of December 26, 2000, the Partnership was not a party to any pending legal proceedings material to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
Not applicable.


                             PART II


Item 5.  Market for the Registrant's Class A Income Preference Units
--------------------------------------------------------------------
and Related Security Holder Matters
-----------------------------------
The Partnership's Class A Income Preference Units were traded on the American Stock Exchange under the symbol "RMC" through November 13, 1997. On that date, the Partnership delisted from the American Stock Exchange and limited trading of its units. The Class A Income Preference Units were traded on the Pink Sheets from December 1, 1997 through January 2, 1998. Effective January 1, 1998, the Partnership offered a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units. No units were matched during 2000. Market prices for units during 2000 and 1999 were:

Calendar Period                    High           Low
-----------------------------------------------------
2000
----
  All Quarters                     $3.25        $3.25

1999
----
  First Quarter                    $2.80        $2.55
  Second Quarter                    2.80         2.60
  Third Quarter                     2.80         2.75
  Fourth Quarter                    2.95         2.75

As of December 26, 2000, approximately 900 unitholders owned
American Restaurant Partners, L.P. Class A Income Preference Units of limited partner interest. Information regarding the number of unitholders is based upon holders of record excluding individual participants in security position listings.

Cash distributions to unitholders were:
                                                       Per
Record Date            Payment Date                    Unit
-----------------------------------------------------------
2000
----
  January 14, 2000    January 28, 2000		      $0.10
  April 12, 2000      April 28, 2000           	       0.10
  July 12, 2000       July 28, 2000           	       0.10
  October 12, 2000    October 27, 2000                 0.10
                                                       ----
  Cash distributed during 2000              	      $0.40
                                                       ====

                                                       Per
Record Date            Payment Date                    Unit
-----------------------------------------------------------
1999
----
  January 15, 1999    January 29, 1999		      $0.10
  April 12, 1999      April 30, 1999           	       0.10
  July 12, 1999       July 30, 1999           	       0.10
  October 12, 1999    October 29, 1999                 0.15
                                                       ----
  Cash distributed during 1999              	      $0.45
                                                       ====

The Partnership will make quarterly distributions of "Cash
Available for Distribution" with respect to the Income Preference, Class B Units, and Class C Units. "Cash Available for Distribution" consists, generally, of all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the Managing General Partner may deem appropriate. Therefore, the Partnership may experience quarters in which there is no Cash Available for Distribution. The Partnership may retain cash during certain quarters and distribute it in later quarters in order to make quarterly distributions more consistent.

Item 6.    Selected Financial Data
----------------------------------
          (in thousands, except per Unit data, number of Restaurants, and average weekly sales per Restaurant)


                                                                              American Restaurant Partners, L.P.
                                                            -------------------------------------------------------------------
                                                                                          Year Ended
                                                               December 26, December 28, December 29, December 30, December 31,
                                                                  2000         1999       1998 (d)       1997         1996
                                                               ------------ ------------ ------------ ------------ ------------
Income statement data:
   Net sales                                                  $   60,505   $   57,820   $   43,544   $   38,977   $  40,425
   Income from operations                                          5,178        3,990        2,443          433       3,076
   Net income (loss)                                               1,372        1,315          809       (1,993)      1,584
   Net income (loss) per Partnership unit (a)                       0.37         0.37         0.20        (0.50)       0.40

Balance sheet data:
   Total assets                                               $   31,791   $   29,197   $   30,703   $   22,226   $  23,745
   Long-term debt                                                 29,885       27,649       29,630       20,005      18,859
   Obligations under capital
      leases                                                       2,572        1,495        1,543        1,645       1,665
   Partners capital (deficiency):
      General Partners                                                (9)          (9)          (8)          (8)         (5)
      Class A                                                      5,099        5,395        5,543        5,624       6,295
      Class B and C                                               (9,416)      (9,252)     (10,058)      (8,322)     (5,811)
      Notes receivable from employees                               (749)        (956)           -            -           -
      Cost in excess of carrying
         value of assets acquired                                 (1,859)      (1,324)      (1,324)      (1,324)     (1,324)
      Cumulative comprehensive income (loss)                           -            -         (108)          19         (44)
   Cash dividends declared per unit                                 0.40         0.45         0.30         0.32        0.74

Statistical data:
   Capital expenditures: (b)
      Existing Restaurants                                     $   2,092    $   1,078    $   2,465   $      889   $   2,612
      New Restaurants                                                147          300          162          935       4,136
   Average weekly sales per
      Restaurant: (c)
        Red Roof                                                  13,573       12,683       11,918       11,813      12,544
        Delivery/carryout facility/C-store                        12,591       11,657       10,508        8,160      10,547
   Restaurants in operation
        at end of period                                              86           87           89           63          67


                 NOTES TO SELECTED FINANCIAL DATA


(a) Net income is allocated to all partners in accordance with their respective units in the Partnership with all outstanding units being treated equally.

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



Item 7.  Management's Discussion and Analysis of Consolidated
-------------------------------------------------------------
Financial Condition and Results of Operations
---------------------------------------------

Results of Operations
---------------------
The following discussion compares the Partnership's results for the years ended December 26, 2000, December 28, 1999 and December 29, 1998. This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere herein.

The accompanying consolidated financial statements include the accounts of the Partnership and its majority owned subsidiaries, American Pizza Partners, L.P. and APP Concepts, LLC. Effective August 11, 1998, the interest of American Pizza Partners, L.P. in Magic increased from 45% to 60% in connection with Magic's purchase of a 25% interest from a former limited partner (see Note 13 to the accompanying financial statements). Accordingly, the Partnership began consolidating the accounts of Magic from that date. All significant intercompany balances and transactions have been eliminated. The table below shows the historical Statements of Income as well as proforma results of operations assuming the Partnership's interest in Magic increased to 60% as of December 31, 1997. The proforma results are shown in order to provide a more meaningful basis for a comparative discussion of the years ended December 26, 2000, December 28, 1999 and December 29, 1998.




                                   Historical                Proforma (1)
                       --------------------------------------------------
                          2000         1999         1998        1998
                       --------------------------------------------------
Net sales              $60,504,753  $57,820,215  $43,543,633  $53,631,453
Operating costs and
  expenses:

Cost of sales           15,000,081   15,355,713   11,710,209   14,289,075
Restaurant labor and
  benefits              17,346,143   16,899,475   12,500,842   15,522,283
Advertising              3,927,433    3,766,662    2,844,451    3,595,040
Other restaurant
  operating expenses
  exclusive of
  depreciation and
  amortization          11,379,040   10,834,915    8,337,961   10,656,012
General and
  administrative:

Management fees          3,738,150    3,582,943    2,894,911    3,348,863
Other                    1,084,454      787,305      631,999      761,827
Depreciation and
  amortization           2,826,337    2,540,304    2,149,606    2,664,692
Loss (gain) on
  restaurant closings       24,910       63,398       23,747      (93,220)
Equity in loss of Magic          -            -        7,250            -
                        ----------   ----------   ----------   ----------
Income from operations   5,178,205    3,989,500    2,442,657    2,886,881

Equity in loss of
  unconsolidated
  affiliates              (176,896)           -            -            -
Interest income             39,117       25,994       29,783       29,783
Interest expense        (3,047,986)  (3,014,620)  (2,662,061)  (3,115,146)
Cure of (loss on)
  default of pooled
  loans                   (409,016)     423,900            -            -
Gain on life insurance
  settlement                     -            -      875,533      875,533
Loss on sale of
  investments held
  for sale                       -     (134,766)           -            -
Gain on sale of
  restaurant                     -      196,608            -            -
                        ----------   ----------   ----------   ----------
                        (3,594,781)  (2,502,884)  (1,756,745)  (2,209,830)
                        ----------   ----------   ----------   ----------
Income before
  minority interest      1,583,424    1,486,616      685,912      677,051
Minority interest in
  (income) loss of
  Operating
  Partnerships            (211,300)    (172,062)     122,805      129,273
                        ----------   ----------   ----------   ----------
Net income             $ 1,372,124  $ 1,314,554  $   808,717  $   806,324
                        ==========   ==========   ==========   ==========

(1) The proforma statements of operations for 1998 include consolidation of Magic as if APP's interest in Magic increased to 60% as of December 31, 1997.


Net Sales
---------
Net sales for the year ended December 26, 2000 increased $2,685,000 from net sales of $57,820,000 in 1999 to net sales of $60,505,000 in 2000, a 4.6% increase. Comparable restaurant sales increased 6.4% over the prior year. The stronger than expected sales results in 2000 were achieved primarily through continued improvement in restaurant operations and the success of The Insider Pizza introduced during the fourth quarter of 2000.

Net sales for the year ended December 28, 1999 increased $4,189,000 from proforma net sales of $53,631,000 in 1998 to $57,820,000 in 1999, a 7.8% increase. This increase was attributable primarily to the success of The Big New Yorker pizza, a 16-inch traditional style pizza introduced in early 1999.


Income From Operations
----------------------
Income from operations for the year ended December 26, 2000 increased $1,188,000 from $3,990,000 to $5,178,000, a 29.8% increase over the year ended December 28, 1999. As a percentage of net sales, income from operations increased from 6.9% of net sales for the year ended December 28, 1999 to 8.6% of net sales for the year ended December 26, 2000. Cost of sales decreased as a percentage of net sales from 26.6% in 1999 to 24.8% in 2000 due to significantly lower cheese costs. Labor and benefits expense decreased as a percentage of net sales from 29.2% in 1999 to 28.7% in 2000 attributable to better cost controls and increased productivity in the restaurants. Advertising remained at 6.5% of net sales for both years. Other restaurant operating expenses increased slightly from 18.7% of net sales for the year ended December 28, 1999 to 18.8% of net sales for the year ended December 26, 2000. General and administrative expenses increased from 7.6% of net sales in 1999 to 8.0% of net sales in 2000 reflecting increased bonuses paid on improved operating results. Depreciation and amortization expense increased to 4.7% of net sales in 2000 compared to 4.4% of net sales in 1999 primarily due to the addition of point-of-sale terminals under capital leases.

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


Net Income
----------
Net income increased $57,000 to $1,372,000 for the year ended December 26, 2000 compared to net income of $1,315,000 for the year ended December 28, 1999. The 1999 period net income included a loss on sale of investments held for sale of $135,000 and a $197,000 gain on sale of a restaurant. The 1999 period net income was increased by $424,000 to record the cure of a default of certain loans within the Partnership's pooled borrowings from Franchise Mortgage Acceptance Company (FMAC) while the 2000 net income includes a $409,000 charge to record the default of certain loans within the Partnership's pooled borrowings with FMAC (See Note 3 of the accompanying financial statements). The 2000 period net income also includes equity in loss of unconsolidated affiliates of $177,000.

Net income increased $509,000 to net income of $1,315,000 for the year ended December 28, 1999 compared to proforma net income of $806,000 for the year ended December 29, 1998. The 1998 period net income included a gain on life insurance settlement of $876,000. The 1999 period net income included a $135,000 loss on sale of investments held for sale and a $197,000 gain on sale of a restaurant. The increase in net earnings is primarily attributable to the increase in income from operations noted above and a decrease in interest expense of $100,000. In addition, the cure of a default of certain loans within the Partnership's pooled borrowings from FMAC increased net income by $424,000 (See Note 3 of the accompanying financial statements). These were offset by a $301,000 increase in minority interest in earnings of affiliate.


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

At December 26, 2000, the Partnership had a working capital deficiency of $6,543,000 compared to a deficiency of $5,543,000 at December 28, 1999. The increase in working capital deficiency at December 26, 2000 is primarily a result of a $486,000 increase in current portion of obligations under capital leases related to point-of-sale terminals and a $367,000 increase in current portion of long-term debt. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Net Cash Provided by Operating Activities
-----------------------------------------
During 2000, net cash provided by operating activities amounted to $5,413,000, an increase of $1,288,000 over 1999. This increase is primarily attributable to a $1,189,000 increase in income from operations. Non-operating items of income and expense include a noncash charge in 2000 of $409,000 to record a loss on default in pooled loans versus recording a $424,000 cure of default in pooled loans in 1999.

Investing Activities
--------------------
Capital expenditures for 2000 were $2,239,000 of which $1,022,000 was for replacement of equipment in existing restaurants, $147,000 was for the purchase of land for future development, and $1,070,000 was for the purchase of previously leased restaurants. The Partnership also entered into capital leases of $1,461,000 for point-of-sale terminals. In addition, the Partnership purchased a minority interest in Oklahoma Magic, L.P. for $2,500,000.

Financing Activities
--------------------
Cash distributions paid in 2000 totaled $1,389,000 and amounted to $0.40 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.


During 2000, the Partnership's proceeds from long-term borrowings amounted to $5,106,000 of which $2,500,000 was used to purchase a 39% interest in Magic from an affiliate and $1,025,000 was used to purchase previously leased restaurants. The remainder was used to refinance existing debt. The financing costs related to this refinancing are being amortized over the terms of the loan agreements. The Partnership plans to open four to six new restaurants during 2001. The land for two of these new restaurants has been purchased. Management anticipates spending approximately $900,000 for the buildings and equipment at these two locations. The remaining restaurants planned for development will be delivery/carryout units leased from unrelated third parties. Management anticipates the cost of developing these locations at approximately $200,000 per restaurant. Development of the new restaurants will be financed through existing lenders. Management anticipates spending $828,000 in 2001 for recurring replacement of equipment in existing restaurants which the Partnership expects to finance from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

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

Other Matters
-------------
On January 31, 2000 AmeriServe, the Partnership's primary supplier of food ingredients and dry goods, filed for protection under the U.S. Bankruptcy Code. McLane Company, Inc., a subsidiary of Wal-Mart Stores, Inc., completed the purchase of AmeriServe's U.S. distribution business on November 30, 2000. As part of the sale, the Partnership agreed to a two-year contract extension and will incur a 5% increase in distribution fees. The overall impact of the increased distribution fees on cost of sales is expected to be approximately 0.1%.

On March 13, 1996, the Partnership purchased a 45% interest in Magic, a newly-formed limited partnership, for $3.0 million in cash. Magic owns and operates twenty-six Pizza Hut restaurants in Oklahoma. In August 1998, Magic purchased a 25% interest in Magic from a former limited partner which effectively increased the Partnership's interest in Magic from 45% to 60%. Therefore, beginning August 11, 1998, Magic's financial statements were consolidated into the Partnership's consolidated financial statements. Prior to August 11, 1998, the Partnership accounted for its investment in Magic using the equity method of accounting. In connection with the consolidation, the Partnership recorded goodwill of $728,000 which represented the excess purchase price of the original equity investment in the net assets acquired, net of subsequent amortization.

On July 26, 2000, APP purchased 39% of Magic from the Management Company for $2,500,000 cash and contingent consideration of $700,000. The $2,500,000 cash payment was financed by INTRUST Bank over five years at 9.5%. The contingent consideration will become due in the event that Magic's cash flow (determined on a 12 month trailing basis) exceeds $2.6 million at any time between January 1, 2001 and December 31, 2005. Payment of the remaining balance shall be made in Class B and Class C Units of the Partnership. In the event that Magic's cash flow does not reach this cash flow goal on or prior to December 31, 2005, APP shall owe no additional consideration. Upon completion of this purchase, the Partnership owns 99% of Magic. The Management Company is considered a related party in that one individual has controlling interest in both the Management Company and the Partnership's general partner. To the extent that the Partnership and the Management Company have common ownership, the transaction was recorded at the Management Company's historical cost. As a result of the transaction, the Partnership recorded goodwill of $1,407,991 and cost in excess of carrying value of assets acquired of $534,962.

The Partnership delisted from the American Stock Exchange effective November 13, 1997 and limited trading of its units. As a result, the Partnership will continue to be taxed as a partnership rather than being taxed as a corporation. The Partnership does offer a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units.

Effects of Inflation and Future Outlook
---------------------------------------
Inflationary factors such as increases in food and labor costs directly affect the Partnership's operations. Because most of the Partnership's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will effect the Partnership's labor costs. The Partnership cannot always effect immediate price increases to offset higher costs and no assurance can be given the Partnership will be able to do so in the future. Congress is considering legislation which could increase the minimum wage by up to as much as $1 per hour over a two-year period. While an increase in the minimum wage would increase the Partnership's labor costs, due to the uncertainty regarding legislation on the matter, management cannot reliably estimate the potential impact on labor costs at this time.

The Partnership's earnings are affected by changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Partnership does not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the small amount of debt at variable interest rates, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would not have a material effect on the Partnership's interest expense and net income over the term of the related debt. This amount was determined by considering the impact of the hypothetical interest rates on the Partnership's borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting
--------------------------------------------------------------------
and Financial Disclosure
------------------------
The Partnership filed a Form 8-K to report a change in certifying accountants with the firm of Ernst & Young LLP being replaced by Grant Thornton LLP effective September 9, 1999.


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

                           Present Position with the Management
                           Company and Business Experience for
Name              Age      Past 5 Years
----              ---      -------------------------------------
Hal W. McCoy       55	   Chairman, Chief Executive Officer
                           and sole director. McCoy holds a Bachelor of Arts degree from the University of Oklahoma. From 1970 to 1974, he was at different times Marketing Manager at PHI, where he was responsible for consumer research, market research, and market planning, and Systems Manager, where he was responsible for the design and installation of PHI's first management data processing system. In 1974, he founded the predecessor to the Management
                           Company and today owns or has controlling ownership in entities operating a combined total of 117 franchised "Pizza Hut" and "Long John Silver's" restaurants.

Hal W. McCoy II    33      President.  McCoy holds a Bachelor of
                           Science degree in Business Administration from the University of Kansas. In 1990, he founded, owned and operated CenTex Pizza
                           Partners, L.P., which operated four Pizza
                           Huts in Texas.  After improving the
                           operations and selling CenTex in 1992, he joined the Management Company where he currently oversees all operations for the Pizza Huts and Long John Silver's managed by the Management Company.

J. Leon Smith      58      Vice President.  Smith holds a Bachelor of
                           Science degree in Hotel and Restaurant
                           Management from Oklahoma State University and a Juris Doctorate from the University of Oklahoma. He has been employed by McCoy since 1974, first as Director of Operations for the Long John Silver's division and then as Director of Real Estate Development and General Counsel.

Terry Freund       45      Chief Financial Officer. Freund holds a
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


                    SUMMARY COMPENSATION TABLE

                                     Annual Compensation
                                     -------------------
Name and                                                  Allocable to
Principal Position           Year  Salary   Bonus   Total  Partnership
------------------           ----  ------   -----   -----  -----------
Hal W. McCoy                 2000 $173,858 $83,878 $257,736  $199,283
  Chief Executive Officer    1999  174,831  47,969  222,800   176,389
                             1998  171,627  40,370  211,997   142,821

Hal W. McCoy II		     2000  106,257  74,950  181,207   145,310
  President                  1999   97,765  32,899  130,664    98,725

Terry Freund		     2000  103,900  59,732  163,632   129,673
  Assistant Secretary and    1999   96,227  30,078  126,305    96,739
  Chief Financial Officer    1998   84,297  20,063  104,360    67,441

Incentive Bonus Plan
--------------------
The Management Company maintains a discretionary supervisory incentive bonus plan (the "Incentive Bonus Plan") pursuant to which approximately 21 employees in key management positions, including Mr. McCoy are eligible to receive quarterly cash bonus payments if certain management objectives are achieved. Performance is measured each quarter and bonus payments are awarded and paid at the discretion of Mr. McCoy. The amounts paid under this plan for fiscal year 2000, 1999 and 1998 to Mr. McCoy, Mr. McCoy II and Mr. Freund are included in the amounts shown in the cash compensation amounts set forth above. The total amount allocated to the Restaurants under the Incentive Bonus Plan for the fiscal year ended December 26, 2000 was $448,892 of which $135,692 was paid to all executive officers as a group. Bonuses paid under the Incentive Bonus Plan are paid by the Operating Partnerships.

The Incentive Bonus Plan in effect for the fiscal year ending December 25, 2001 provides for payment of aggregate supervisory bonuses in an amount equal to 15% of the amount by which the Partnership's income from operations plus depreciation and amortization expenses exceed a prescribed threshold. The threshold generally represents capital expenditures, interest and principal payments on Partnership debt, and cash distributions. For the fiscal year ended December 26, 2000 the Partnership's income from operations plus depreciation and amortization expenses was $8,004,542.

Class A Unit Option Plan
------------------------
The Partnership, APP, RAM and the Management Company have adopted a Class A Unit Option Plan (the "Plan") pursuant to which 75,000 Class A Units are reserved for issuance to employees, including officers, of the Partnership, APP, RAM and the Management Company. Participants will be entitled to purchase a designated number of Units at an option price which shall be equal to the fair market value of the Units on the date the option is granted. Options granted under the Plan will be for a term to be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and shall not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. The Plan is administered by the Managing General Partner which, among other things, designates the individuals to whom options are granted, the number of Units for which such options are to be granted and other terms of grant. The executive officers have no outstanding options at December 26, 2000.


Item 12. Security Ownership of Certain Beneficial Owners and
------------------------------------------------------------
Management
----------

                     PRINCIPAL UNITHOLDERS

The following table sets forth, as of March 1, 2001, information with respect to persons known to the Partnership to be beneficial owners of more than five percent of the Class A Income Preference
Units, Class B or Class C Units of the Partnership:

                  Name & Address        Amount & Nature
Title              of Beneficial         of Beneficial      Percent
of Class              Owner                Ownership        of Class
--------          --------------        ---------------     --------
Class A Income
Preference Units    None

Class B             Hal W. McCoy            641,537 (1)      58.59%
                    555 N. Woodlawn
                    Suite 3102
                    Wichita, KS  67208

Class B             Hal W. McCoy II          84,105           7.68%
                    555 N. Woodlawn
                    Suite 3102
                    Wichita, KS  67208

Class B             John Hunter             116,564          10.57%
                    117 Lilac Lane
                    San Antonio, TX  78209

Class C             Hal W. McCoy          1,246,876 (1)      65.24%
                    555 N. Woodlawn
                    Suite 3102
                    Wichita, KS  67208

Class C             Hal W. McCoy II         141,129           7.38%
                    555 N. Woodlawn
                    Suite 3102
                    Wichita, KS  67208

Class C             John Hunter             106,536           5.54%
                    117 Lilac Lane
                    San Antonio, TX  78209

(1) Hal W. McCoy beneficially owns 95.75% of RMC Partners, L.P. which owns 671,164 Class B Units and 1,297,266 Class C Units. Mr. McCoy owns 95.65% of RMC American Management, Inc. which owns 3,680 Class C Units. Mr. McCoy has voting authority over the units.


                    SECURITY OWNERSHIP OF MANAGEMENT


The following table sets forth, as of March 1, 2001, the number of Class A Income Preference Units, Class B Units, or Class C Units beneficially owned by the director and by the director and executive officers of both RAM and the Management Company as a group.

Title          Name of                 Amount & Nature        Percent
of Class    Beneficial Owner       of Beneficial Ownership    of Class
--------    ----------------       -----------------------    --------
  B	      Hal W. McCoy                 641,537 (1)           58.59%
  C	      Hal W. McCoy               1,246,876 (1)           65.24%
  B	      Director & all               807,069 (1)           73.71%
	      officers as a group
	      (4 Persons)
  C	      Director & all             1,530,315 (1)           80.07%
	      officers as a group
	      (4 Persons)

(1)	See the table under "Principal Unitholders"

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

Pursuant to separate Management Services Agreements entered into March 13, 1996, the Restaurants of Magic are managed by the Management Company for a fee equal to 4.5% of the gross sales of the Restaurants and reimbursement of certain costs incurred for the direct benefit of the Restaurants. The terms and conditions of the Agreements were negotiated at arm's length with the former owners of the Oklahoma restaurants who were originally 25% partners in Magic. The Management Company agreed to a reduced fee due to its ownership interest in Magic. The 4.5% fee remains in effect for the remaining life of the Agreements which expire February 28, 2010.





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

B.	Incorporated by reference to the Partnership's Registration
	Statement on Form S-8 dated March 21, 1988.

C.	Incorporated by reference to Exhibit 10.7 of the Partnership's
	Form 10-K for the year ended December 31, 1987.

D. 	Incorporated by reference to Exhibit 10.8 of the Partnership's
	Form 10-K for the year ended December 31, 1991.

E. 	Incorporated by reference to Exhibit 2 of the Partnership's Form
        8-K dated March 13, 1996.

F. 	Incorporated by reference to Exhibit 10.10 of the Partnership's
        Form 10-K for the year ended December 29, 1998.






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



Date:  3/23/01            By: /s/Hal W. McCoy
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

/s/Hal W. McCoy       Chairman and Chief Executive Officer   3/23/01
---------------       (Principal Executive Officer)          -------
Hal W. McCoy          of RMC American Management, Inc.



/s/Terry Freund       Chief Financial Officer                3/23/01
---------------                                              -------
Terry Freund




                Index to Consolidated Financial Statements
                          and Supplementary Data




The following financial statements are included in Item 8:

                                                                 Page
                                                                 ----

Report of Independent Certified Public Accountants . . . . .      F-2
Report of Independent Auditors . . . . . . . . . . . . . . .      F-3
Consolidated Balance Sheets as of December 26, 2000
    and December 28, 1999  . . . . . . . . . . . . . . . . .      F-4
Consolidated Statements of Income for the years ended
    December 26, 2000, December 28, 1999,
    and December 29, 1998  . . . . . . . . . . . . . . . . .      F-6
Consolidated Statements of Partners' Capital (Deficiency)
    for the years ended December 26, 2000,
    December 28, 1999 and December 28, 1998  . . . . . . . .      F-7
Consolidated Statements of Cash Flows for the
    years ended December 26, 2000, December 28, 1999,
    and December 29, 1998  . . . . . . . . . . . . . . . . .      F-8
Notes to Consolidated Financial Statements . . . . . . . . .      F-9

All financial statement schedules have been omitted since the required information is not present.







        Report of Independent Certified Public Accountants


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We have audited the accompanying consolidated balance sheets of American Restaurant Partners, L.P. (the Partnership) as of December 26, 2000 and December 28, 1999, and the related consolidated statements of income, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American Restaurant Partners, L.P. as of December 26, 2000 and December 28, 1999 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                          /s/Grant Thornton LLP



Wichita, Kansas
March 2, 2001








                 REPORT OF INDEPENDENT AUDITORS


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We have audited the accompanying consolidated statements of operations, partner's capital (deficiency), and cash flows of American Restaurant Partners, L.P. (the Partnership) for the year ended December 29, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated results of operations and cash flows of American Restaurant Partners, L.P. for the year ended December 29, 1998, in conformity with auditing standards generally accepted in the United States.


                                       /s/Ernst & Young LLP



Kansas City, Missouri
March 12, 1999






                       AMERICAN RESTAURANT PARTNERS, L.P.

                           CONSOLIDATED BALANCE SHEETS


                                                    December 26,    December 28,
         ASSETS                                         2000            1999
-----------------------------                       -----------     ------------
 Current assets:
  Cash and cash equivalents                        $   788,485      $   742,452
  Accounts receivable                                  320,038          258,388
  Due from affiliates                                   66,244           69,948
  Notes receivable from
   affiliates - current portion                         15,221           19,531
  Inventories                                          407,413          410,997
  Prepaid expenses                                     307,894          270,300
                                                    ----------       ----------
  Total current assets                               1,905,295        1,771,616

 Property and equipment, at cost:
  Land                                               4,991,222        4,312,468
  Buildings                                          8,920,125        8,374,351
  Restaurant equipment                              13,502,699       12,808,308
  Leasehold rights and improvements                  8,259,820        8,164,307
  Property under capital leases                      3,538,902        2,077,751
                                                    ----------       ----------
                                                    39,212,768       35,737,185
  Less accumulated depreciation and amortization    18,552,936       16,406,881
                                                    ----------       ----------
                                                    20,659,832       19,330,304

 Other assets:
  Franchise rights, net of accumulated
    amortization of $1,951,824
   ($1,686,489 in 1999)                              5,236,276        5,510,611
  Notes receivable from affiliates                      66,111           75,952
  Deposit with affiliate                               485,000          485,000
  Goodwill, net of accumulated
    amortization of $179,977 ($130,110 in 1999)      2,052,515          694,391
  Other                                              1,386,337        1,328,781
                                                    ----------       ----------
                                                   $31,791,366      $29,196,655
                                                    ==========       ==========


                      AMERICAN RESTAURANT PARTNERS, L.P.

                         CONSOLIDATED BALANCE SHEETS


                                                   December 26,     December 28,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)         2000             1999
                                                   ------------     ------------
 Current liabilities:
  Accounts payable                                 $ 2,719,592      $ 2,818,985
  Due to affiliates                                    158,755          111,988
  Accrued payroll and other taxes                      899,140          750,474
  Accrued liabilities                                1,361,631        1,177,506
  Current maturities of long-term debt               2,763,409        2,396,678
  Current portion of obligations
   under capital leases                                545,381           59,124
                                                    ----------       ----------
  Total current liabilities                          8,447,908        7,314,755

 Long-term liabilities less current maturities:
  Obligations under capital leases                   2,026,327        1,436,375
  Long-term debt                                    27,121,884       25,252,712
  Other noncurrent liabilities                         992,674          787,208
                                                    ----------       ----------
                                                    30,140,885       27,476,295

  Minority interests in Operating Partnerships         135,780          551,541
  Commitments and contingencies                              -                -

  Partners' capital (deficiency):
    General Partners                                    (8,727)          (8,585)
    Limited Partners:
     Class A Income Preference, authorized
       875,000 units; issued 707,138 units
       (789,866 in 1999)                             5,099,355        5,394,796
     Classes B and C, issued 1,095,018 and
       1,915,148 class B and C units,
       respectively (1,102,418 and
       1,923,808 units in 1999, respectively)       (9,415,842)      (9,252,030)
    Notes receivable employees - sale
     of partnership units                             (749,350)        (956,436)
    Cost in excess of carrying value
     of assets acquired                             (1,858,643)      (1,323,681)
                                                    ----------       ----------
    Total partners' capital (deficiency)            (6,933,207)      (6,145,936)
                                                    ----------       ----------
                                                   $31,791,366      $29,196,655
                                                    ==========       ==========

                                  See accompanying notes.




                                AMERICAN RESTAURANT PARTNERS, L.P.

                                CONSOLIDATED STATEMENTS OF INCOME
                                 Years ended December 26, 2000,
                             December 28, 1999 and December 29, 1998

                                                          2000           1999           1998
                                                        ----------    ----------     ----------
 Net sales                                             $60,504,753   $57,820,215    $43,543,633

 Operating costs and expenses:
  Cost of sales                                         15,000,081    15,355,713     11,710,209
  Restaurant labor and benefits                         17,346,143    16,899,475     12,500,842
  Advertising                                            3,927,433     3,766,662      2,844,451
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                        11,379,040    10,834,915      8,337,961
  General and administrative:
   Management fees - related party                       3,738,150     3,582,943      2,894,911
   Other                                                 1,084,454       787,305        631,999
  Depreciation and amortization                          2,826,337     2,540,304      2,149,606
  Loss on restaurant closings                               24,910        63,398         23,747
  Equity in loss of Magic                                        -             -          7,250
                                                        ----------    ----------     ----------
       Income from operations                            5,178,205     3,989,500      2,442,657

 Equity in loss of unconsolidated affiliates              (176,896)            -              -
 Interest income                                            39,117        25,994         29,783
 Interest expense                                       (3,047,986)   (3,014,620)    (2,662,061)
 Cure of (loss on) default of pooled loans                (409,016)      423,900              -
 Gain on life insurance settlement                               -             -        875,533
 Loss on sale of investments held for sale                       -      (134,766)             -
 Gain on sale of restaurant                                      -       196,608              -
                                                        ----------    ----------     ----------
                                                        (3,594,781)   (2,502,884)    (1,756,745)
                                                        ----------    ----------     ----------
 Income before minority interest                         1,583,424     1,486,616        685,912

 Minority interests in (income) loss
   of Operating Partnerships                              (211,300)     (172,062)       122,805
                                                        ----------    ----------     ----------
 Net income                                            $ 1,372,124   $ 1,314,554    $   808,717
                                                        ==========    ==========     ==========

 Net income allocated to Partners:
  Class A Income Preference                            $   270,654   $   298,258    $   165,210
  Class B                                              $   400,710   $   368,528    $   242,003
  Class C                                              $   700,760   $   647,768    $   401,504

 Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                                741,052       813,642        814,145
  Class B                                                1,097,151     1,005,338      1,192,579
  Class C                                                1,918,702     1,767,105      1,978,589

 Basic and diluted income
  before minority interest per
  Partnership unit                                     $      0.42   $      0.41    $      0.17
 Basic and diluted minority interest
  per Partnership unit                                 $     (0.06)  $     (0.05)   $      0.03

 Basic and diluted net income
  per Partnership unit                                 $      0.37   $      0.37    $      0.20

 Distributions per Partnership unit                    $      0.40   $      0.45    $      0.30

                                           See accompanying notes.




                                        AMERICAN RESTAURANT PARTNERS, L.P.

                             Consolidated Statements of Partners' Capital (Deficiency)

                     Years ended December 26, 2000, December 28, 1999, and December 29, 1998


                         General Partners             Limited Partners                          Cost in
                         ---------------- ---------------------------------------               excess of
                            Classes B      Class A Income                             Notes     carrying
                               and C         Preference         Classes B and C     receivable  value of  Cumulative
                         ---------------- ---------------------------------------      from      assets  comprehensive
                          Units  Amounts  Units    Amounts     Units      Amounts    employees  acquired income (loss)  Total
                         ------  -------- -----    -------     -----      -------    ---------  -------- -------------  -----
Balance at
  December 31, 1997       3,940 $(7,864) 814,314 $5,623,790  3,170,659 $(8,322,372) $       - $(1,323,681) $ 18,675 $(4,011,452)

Net Income                    -     801        -    165,210          -     642,706          -           -         -     808,717
Unrealized loss on
  investments
  available-for-sale          -       -        -          -          -           -          -           -  (127,116)   (127,116)
                                                                                                                      ---------
Comprehensive income                                                                                                    681,601
Partnership distributions     -  (1,182)       -   (244,128)         -    (949,721)         -           -         -  (1,195,031)
Units purchased               -       -     (304)    (1,269)  (558,800) (1,428,627)         -           -         -  (1,429,896)
                          -----  ------  -------  ---------  ---------  ----------  ---------   ---------   -------   ---------
Balance at
  December 29, 1998       3,940  (8,245) 814,010  5,543,603  2,611,859 (10,058,014)         -  (1,323,681) (108,441) (5,954,778)

Net Income                    -   1,446        -    298,258          -   1,014,850          -           -         -   1,314,554
Change in unrealized
  loss on
  investments
  available-for-sale          -       -        -          -          -           -          -           -   108,441     108,441
                                                                                                                      ---------
Comprehensive income                                                                                                  1,422,995
Partnership distributions     -  (1,786)       -   (368,863)         -  (1,255,095)    77,024           -         -  (1,548,720)
Units purchased               -       -  (24,144)   (78,202)   (23,133)    (69,396)         -           -         -    (147,598)
Units sold to employees       -       -        -          -    437,500   1,115,625 (1,047,412)          -         -      68,213
Employee compensation -
  reduction of notes
  receivable                  -       -        -          -          -           -     13,952           -         -      13,952
                          -----  ------  -------  ---------  ---------  ---------- ----------  ----------   -------  ----------
Balance at
  December 28, 1999       3,940  (8,585) 789,866  5,394,796  3,026,226  (9,252,030)  (956,436) (1,323,681)        -  (6,145,936)

Net Income                    -   1,438        -    270,654          -   1,100,032          -           -         -   1,372,124
Partnership distributions     -  (1,580)       -   (297,229)         -  (1,208,044)   117,551           -         -  (1,389,302)
Units purchased               -       -  (82,728)  (268,866)   (25,000)    (69,750)    47,705           -         -    (290,911)
Units sold to employees       -       -        -          -      5,000      13,950    (12,555)          -         -       1,395
Employee compensation -
  reduction of notes
  receivable                  -       -        -          -          -           -     54,385           -         -      54,385
Purchase of Oklahoma
  Magic, L.P.'s minority
  interest from
  a related party             -       -        -          -          -           -          -    (534,962)        -    (534,962)
                          -----  ------  -------  ---------  ---------  ---------- ----------  ----------   -------   ---------
Balance at
  December 26, 2000       3,940 $(8,727) 707,138 $5,099,355  3,006,226 $(9,415,842)$ (749,350)$(1,858,643) $      - $(6,933,207)
                          =====  ======  =======  =========  =========  ==========  =========  ==========   =======   =========

                                           See accompanying notes.





                               AMERICAN RESTAURANT PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

               Years Ended December 26, 2000, December 28, 1999 and December 29, 1998

                                                          2000            1999           1998
                                                          ----            ----           ----
Cash flows from operating activities:
 Net income                                           $ 1,372,124     $ 1,314,554     $   808,717
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        2,826,337       2,540,304       2,149,606
   Provision for deferred rent                                  -               -           9,554
   Equity in loss of Magic                                      -               -           7,250
   Equity in loss of unconsoliated affiliates             176,896               -               -
   Loss on default in pooled loans                        409,016               -          67,963
   Cure of default in pooled loans                              -        (423,900)              -
   (Gain) loss on disposition of assets                     5,786          20,150         (41,498)
   Loss on sale of investments held for sale                    -         134,766               -
   Gain on life insurance settlement                            -               -        (875,533)
   Loss on restaurant closings                             24,910          63,398          23,747
   Minority interest in Operating Partnerships            211,300         172,062        (122,805)
   Gain on sale of restaurants                                  -        (196,608)              -
   Unit compensation expense                               54,385          13,952               -
   Net change in operating assets and liabilities:
     Accounts receivable                                  (61,650)          6,366        (121,199)
     Due from affiliates                                    3,704          20,198         (16,525)
     Inventories                                            3,584          30,329         (26,398)
     Prepaid expenses                                     (37,594)         16,746         204,523
     Deposit with affiliate                                     -         (35,000)              -
     Accounts payable                                    (106,418)        378,601      (1,692,680)
     Due to affiliates                                     46,767        (114,334)        173,306
     Accrued payroll and other taxes                      148,666         114,669         248,360
     Accrued liabilities                                  184,125        (100,100)         35,092
     Other, net                                           151,557         169,344           6,151
                                                       ----------      ----------      ----------
 Net cash provided by operating activities              5,413,495       4,125,497         837,631

Investing activities:
 Investment in Magic prior to consolidation                     -               -        (390,000)
 Purchase of minority interest in Magic                (2,500,000)              -               -
 Investment in unconsolidated affiliates                 (341,952)              -               -
 Net cash from consolidation of affiliate                       -               -          56,061
 Proceeds from sale of investments held for sale                -          42,310               -
 Additions to property and equipment                   (2,239,355)     (1,378,400)     (2,626,566)
 Proceeds from sale of property and equipment               6,538         209,118         518,641
 Proceeds from sale of restaurants                              -         717,639               -
 Purchase of franchise rights                                   -         (15,000)              -
 Collections of notes receivable from affiliates           14,151          17,229          35,574
 Other, net                                                     -         (35,610)              -
                                                       ----------      ----------      ----------
 Net cash used in investing activities                 (5,060,618)       (442,714)     (2,406,290)

Financing activities:
 Proceeds from long-term borrowings                     5,105,739       3,129,500      13,394,950
 Payments on long-term borrowings                      (3,278,852)     (4,707,728)    (10,466,003)
 Payments on capital lease obligations                   (384,942)        (47,515)        (36,689)
 Proceeds from life insurance settlement                        -               -       1,039,747
 Distributions to Partners                             (1,389,302)     (1,548,720)     (1,195,031)
 Contribution of capital in Magic
  from minority partners                                        -               -          94,200
 Proceeds from issuance of Class B and C units              1,395          68,213               -
 Repurchase of units                                     (290,911)       (147,598)     (1,429,896)
 General Partners' distributions
  from Operating Partnerships                             (15,221)        (16,429)        (12,071)
 Minority interests' distributions
   from Operating Partnerships                            (54,750)              -               -
                                                       ----------      ----------      ----------
 Net cash provided by (used in)
  financing activities                                   (306,844)     (3,270,277)      1,389,207
                                                       ----------      ----------      ----------
 Net increase (decrease) in cash and cash equivalents      46,033         412,506        (179,452)

Cash and cash equivalents at beginning of period          742,452         329,946         509,398
                                                       ----------      ----------      ----------
Cash and cash equivalents at end of period            $   788,485     $   742,452     $   329,946
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

On March 13, 1996, APP purchased a 45% interest in a newly formed limited partnership, Oklahoma Magic, L.P. (Magic), that owns and operates twenty-six Pizza Hut restaurants in Oklahoma. Effective August 11, 1998, APP's interest in Magic increased from 45% to 60% in connection with Magic's purchase of a 25% interest from a former limited partner. On July 26, 2000, APP purchased 39% of Magic from Restaurant Management Company of Wichita, Inc. (the Management Company) bringing their interest in Magic to 99%. The remaining 1% interest in Magic is held by RAM, the managing general partner.

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

A schedule of restaurants in operation for the periods presented in the accompanying consolidated financial statements is as follows:

                                                    2000   1999   1998
                                                    ----   ----   ----
American Pizza Partners, L.P.
-----------------------------
Restaurants in operation at beginning of period       61     62     63
Opened                                                --     --      1
Closed                                                (1)    --     (2)
Sold                                                  --     (1)    --
                                                     ---    ---    ---
Restaurants in operation at end of period             60     61     62
                                                     ===    ===    ===

Oklahoma Magic, L.P.
--------------------
Restaurants in operation at beginning of period       26     27     27
Closed                                                --     (1)    --
                                                     ---    ---    ---
Restaurants in operation at end of period             26     26     27
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

The estimated useful lives used in computing depreciation and amortization are as follows:

       Buildings                              10 to 30 years
       Restaurant equipment                    3 to  7 years
       Leasehold rights and improvements       5 to 20 years

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for renewals and betterments, which materially extend the useful lives for assets or increase their productivity, are capitalized. Depreciation expense was $2,345,383, $2,036,396, and $1,795,783 for the years ended December 26, 2000,
December 28, 1999 and December 29, 1998, respectively.

AMORTIZATION OF GOODWILL

Goodwill resulting from APP's investment in Magic is being amortized over 29 years using the straight-line method.

The Partnership reviews goodwill to assess recoverability from future operations using undiscounted cash flows. Impairments are recognized in operating results when the carrying value exceeds undiscounted future cash flows.

INVESTMENTS IN AFFILIATES

Investments in affilated entities owned less than 50% are accounted for on the equity method. Accordingly, consolidated net income includes the Partnership's share of their net income or loss.

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

CONCENTRATION OF CREDIT RISKS

The Partnership's financial instruments that are exposed to concentration of credit risks consist primarily of cash and accounts receivable. The Partnership places its funds into high credit quality financial institutions and, at times, such funds may be in excess of the Federal Depository insurance limit. The Partnership generally does not require collateral against accounts receivable. Credit risks associated with the majority of customer sales are minimal as such sales are primarily for cash. All notes receivable from affiliates are supported by the guarantee of the majority owner of the Partnership.

INCOME TAXES

The Partnership is not subject to federal or state income taxes and, accordingly, no provision for income taxes has been reflected in the accompanying consolidated financial statements. Such taxes are the responsibility of the partners based on their proportionate share of the Partnership's taxable earnings.

Due to differences in the rules related to reporting income for financial statement purposes and for purposes of income tax returns by individual limited partners, the tax information sent to individual limited partners differs from the information contained herein. At December 26, 2000, the Partnership's reported amount of its net assets for financial statement purposes were more than the income tax bases of such net assets by approximately $767,000. The differences between net income in conformance with accounting principles generally accepted in the United States of America (US
GAAP) and taxable income (loss) are as follows:



                                      2000        1999        1998
                                      ----        ----        ----
US GAAP net income                $1,372,124  $1,314,554 $   808,717

Depreciation and amortization        153,712	  36,348    (133,606)
Capitalized leases                   (11,750)    (59,601)    163,641
Equity in earnings
  (loss) of affiliate                 89,127	(274,257)   (751,845)
Loss on restaurant closings           (1,750)    (42,149)   (190,972)
Gain (loss) on disposition
  of assets                            7,051	 437,316     (36,642)
Unicap adjustment                      1,830       4,731     (70,985)
Non-taxable life
  insurance proceeds                       -           -    (866,778)
Loss on default of pooled loans      313,465	       -           -
Other                                 23,139     147,371      32,295
                                   ---------   ---------   ---------
Taxable income (loss)             $1,946,948  $1,564,313 $(1,046,175)
                                   =========   =========   =========

The Omnibus Budget Reconciliation Act of 1987 required public limited partnerships to become taxable entities beginning in 1998. After considering various alternatives, the Partnership delisted from the American Stock Exchange effective November 13, 1997 and now limits trading of its units. As a result, the Partnership continues to be taxed as a partnership rather than being taxed as a corporation.

ADVERTISING COSTS

Advertising production and media costs are expensed as incurred.

USE OF ESTIMATES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

ACCOUNTING FOR UNIT BASED COMPENSATION

The Partnership uses the intrinsic value-based method for measuring unit-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Partnership units at the grant date over the amount the employee must pay for the units. Required pro forma disclosures of compensation expense determined under the fair value method have not been presented as there are no material unvested options and no options have been granted in 2000, 1999 or 1998.

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

EFFECT OF NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement No. 133). Statement No. 133 defines derivative instruments and requires these items be recognized as assets or liabilities in the statements of financial position. This Statement is effective for fiscal years beginning after June 15, 2000. As of December 26, 2000, the Partnership does not have any derivative instruments.

RECLASSIFICATIONS

Certain amounts shown in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

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

Affiliates of the Management Company provide various other services for the Partnership including promotional advertising. In addition to participating in advertising provided by the franchisor, an
affiliated company   engages   in promotional activities to further
enhance restaurant sales. The affiliate's fees for such services are based on the actual costs incurred and principally relate to the reimbursement of print and media costs. In exchange for advertising services provided directly by the affiliate, the Partnership pays a commission based upon 15% of the advertising costs incurred. Such costs were not significant in 2000, 1999 or 1998.

The Partnership maintains a deposit with the Management Company equal to approximately one and one-half month's management fee. Such deposit, $485,000 at December 26, 2000 and December 28, 1999 may be increased or decreased at the discretion of RAM.

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

The Partnership owns a 25% interest in a limited liability company
(LLC) which owns an airplane. The Management Company leases the airplane from the LLC on an hourly basis. The Partnership recorded a loss of $156,398 on the LLC. The Partnership also owns a 4.34% interest in Seaside Pizza, LLC (Seaside), a company formed to acquire eleven Pizza Hut restaurants in December 2000. Certain Partnership principal unitholders are also owners of Seaside. The Partnership's share of Seaside's income is not significant for the year ended December 26, 2000.

Transactions with related parties included in the accompanying consolidated financial statements and notes are summarized as follows:

                                2000         1999           1998
                                ----         ----           ----
Management fees              $3,738,150   $3,582,943     $2,894,911
Management Company bonuses      510,641      322,308        226,522
Advertising commissions          96,592       77,702         75,745
Accommodation fee (See Note 3)   94,982       98,710         70,775
Acquisition/divestiture fee
  on sale of assets              15,000       35,850              -


The Partnership has made advances to various affiliates under notes receivable which bear interest at market rates. The advances are to be received in varying installments with maturities as follows: 2001
- $15,221;  2002 - $22,019; 2003 - $17,384;  2004 - $10,219; 2005 -
$9,001; Thereafter - $7,488. All such notes are guaranteed by the majority owner of the Partnership. In addition, the Partnership has certain other amounts due from and to affiliates which are on a noninterest bearing basis.

3.  LONG-TERM DEBT
    --------------
Long-term debt consists of the following at December 26, 2000 and December 28, 1999:

                                                2000          1999
                                                ----          ----
Notes payable to INTRUST Bank in Wichita,
 payable in monthly installments
 aggregating $138,865, including interest
 at variable rates from 8.5% to 10.00%,
 due at various dates through July 2005     $ 8,707,682   $ 5,933,513

Notes payable to Franchise Mortgage
 Acceptance Company (FMAC) payable
 in monthly installments aggregating
 $259,491, including interest at fixed
 rates from 8.81% to 10.95%, due
 at various dates through May 2013           18,098,354    19,167,158

Notes payable to CNL Financial
 Services, Inc. payable in monthly
 installments aggregating
 $16,844, including interest at
 a fixed rate of 9.62%,
 through July 2019                            1,747,048     1,779,406

Notes payable to Peachtree Franchise
 Finance, LLC payable in monthly
 installments aggregating
 $11,854 including interest at
 a fixed rate of 10.05%, due
 June 2015                                    1,083,813             -

Notes payable to Hospitality Group
 of Oklahoma, Inc., payable
 in quarterly installments of
 $41,397 including interest at
 a fixed rate of 8.00%, due at
 various dates through August 2003
 (notes were repaid during 2000)                      -       478,963

Notes payable to various banks,
 payable in monthly installments
 aggregating $5,374, including
 interest at rates from 9.00%
 to 10.00%, due at various
 dates through January 2010                     248,396       290,350
                                             ----------    ----------
                                             29,885,293    27,649,390
Less current portion                          2,763,409     2,396,678
                                             ----------    ----------
                                            $27,121,884   $25,252,712
                                             ==========    ==========

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

Certain borrowings through FMAC are part of loans "pooled" together with other franchisees in good standing and approved restaurant concepts, as defined, and sold to the secondary market. The Partnership has provided to FMAC a limited, contingent guarantee equal to 13% of the original loan balance for APP and 15% of the original loan balance for Magic ($507,222 at December 26, 2000), referred to as the "Performance Guarantee Amount" (PGA). The Partnership promises to pay to FMAC up to the total of the PGA to the extent required to cover delinquent loans or defaults in the "pooled" loans. Each month, the Partnership pays to FMAC a "Periodic Guarantee Charge Amount" (PGCA) which is the monthly amortization of the PGA. If none of the other loans in the "pool" are delinquent in respect of any payment due or in default during a monthly period, the Partnership is entitled to a rebate of the PGCA. To the extent that the other loans in the "pool" are delinquent or in default, the amount of the PGCA rebate will be reduced proportionately. At December 26, 2000 and December 29, 1998, certain loans within the Partnership's "pool" were in default. This resulted in the Partnership recording expense of $409,016 and $67,963, during 2000 and 1998, respectively, representing the Partnership's total liability for these defaulted loans under the PGA. During the year ended December 28, 1999 certain loans within the Partnership's "pool" that had been in default at December 29, 1998 were cured. This resulted in the Partnership writing off the remaining $423,900 of its liability for these formerly defaulted loans under the PGA. The PGA remains in effect until the loans are discharged, prepaid, accelerated, or mature, as defined in the secured promissory note.

All borrowings are secured by substantially all land, buildings, and equipment of the Partnership. In addition, all borrowings, except for the FMAC loans are supported by the guarantee of the majority owner of the Partnership.

Future annual long-term debt maturities, exclusive of capital lease commitments over the next five years are as follows: 2001 -
$2,736,409; 2002 - $3,639,290; 2003 - $4,488,285; 2004 - $3,012,320
and 2005 - $3,443,646.

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

Minimum and contingent rent payments for land and buildings leased from affiliates were $30,250 for each of the years ended December 26, 2000, December 28, 1999, and December 29, 1998.

The Partnership also leases point-of-sale terminals for the restaurants under capital lease arrangements. The leases contain initial lease terms ranging from 3 to 4 years and are guaranteed by the majority owner of the Partnership.

Total minimum and contingent rent expense under all operating lease agreements was as follows:

                           2000               1999           1998
                           ----               ----           ----
Minimum rentals        $1,271,774         $1,263,873       $904,665
Contingent rentals        277,858            231,070        147,673

Future minimum payments under capital leases and noncancelable operating leases with an initial term of one year or more at December 26, 2000, are as follows:
                                         Operating
                                         Leases With        Operating
                           Capital       Unrelated        Leases With
                           Leases         Parties          Affiliates
                           ------         -------          ----------
     2001                $  788,149      $1,053,966      $   30,250
     2002                   647,578         900,767           7,563
     2003                   532,609         768,183               -
     2004                   239,825         609,307               -
     2005                   245,889         466,740               -
     Thereafter           1,348,888       1,457,209               -
                          ---------       ---------          ------
Total minimum payments    3,802,938      $5,256,172      $   37,813
Less interest             1,231,230       =========          ======
                          ---------
                          2,571,708
Less current portion        545,381
                          ---------
                         $2,026,327
                          =========

Amortization of property under capital leases, determined on the straight-line basis over the lease terms totaled $360,575, $82,149 and $106,677 for the years ended December 26, 2000, December 28, 1999, and December 29, 1998, respectively. The amortization is included in depreciation and amortization expense in the accompanying consolidated statements of income. The cost of property under capital leases was $3,538,902 at December 26, 2000 and $2,077,751 at December 28, 1999. Accumulated amortization on such property under capital leases was $1,536,644 and $1,176,069 at December 26, 2000 and December 28, 1999, respectively.

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

6.  DISTRIBUTIONS TO PARTNERS
    -------------------------
On January 2, 2001, the Partnership declared a distribution of $.10 per Unit to all Unitholders of record as of January 12, 2001. The distribution is not reflected in the December 26, 2000 consolidated financial statements.

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

A summary of Units under options in the Plan is as follows:

                                    Units         Option Price
                                    -----         ------------
Balance at December 29, 1998,
  December 28, 1999 and
  December 26, 2000                  625             $8.50

At December 26, 2000, options on 625 Units were exercisable. Unit options available for future grants totaled 48,611 at December 26, 2000 and December 28, 1999.

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

10.  CLASS B AND C RESTRICTED UNITS SOLD TO EMPLOYEES
     ------------------------------------------------
During 2000 and 1999, the Partnership issued 5,000 and 437,500 Class B and C Units, respectively, at $2.79 and $2.55 per unit, respectively, to certain employees in exchange for either a 10% down payment and notes receivable for the remaining 90% of the purchase price or for notes receivable for 100% of the purchase price. Notes receivable representing 40% or 50%, respectively, of the purchase price, together with interest thereon at a rate of 9%, will be repaid by the cash distributions paid on the units. Non-interest bearing notes receivable representing the remaining 50% of the purchase price will be reduced over a 4 1/2 year period through annual charges to compensation expense, included under the caption of "General and administrative - other" in the accompanying statements of income, as long as the employee remains employed by the Company. The units are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units in the event the employee is terminated for an amount equal to the greater of issue price or fair market value at the time of termination.

11.  PARTNERS' CAPITAL
     -----------------
During 2000, 1999 and 1998, the Partnership purchased 82,728, 24,144, and 304 Class A Income Preference Units for $268,866, $78,202 and
$1,269, respectively.  These Units were retired by the Partnership.

12.  INVESTMENT IN MAGIC
     -------------------
On March 13, 1996, the Partnership purchased a 45% interest in Magic, a newly formed limited partnership, for $3.0 million in cash. Magic owns and operates twenty-six Pizza Hut restaurants in Oklahoma. In August 1998, Magic purchased a 25% interest in Magic from a former limited partner which effectively increased the Partnership's interest in Magic from 45% to 60%. Therefore, beginning August 11, 1998, Magic's financial statements were consolidated into the Partnership's consolidated financial statements. Prior to August 11, 1998, the Partnership accounted for its investment in Magic using the equity method of accounting. In connection with the consolidation, the Partnership recorded goodwill of $728,000 which represented the excess purchase price of the original equity investment in the net assets acquired, net of subsequent amortization.

On July 26, 2000, APP purchased 39% of Magic from the Management Company for $2,500,000 cash and contingent consideration of $700,000. The $2,500,000 cash payment was financed by INTRUST Bank over five years at 9.5%. The contingent consideration will become due in the event that Magic's cash flow (determined on a 12 month trailing basis) exceeds $2.6 million at any time between January 1, 2001 and December 31, 2005. Payment of the remaining balance shall be made in Class B and Class C Units of the Partnership. In the event that Magic's cash flow does not reach this cash flow goal on or prior to December 31, 2005, APP shall owe no additional consideration. Upon completion of this purchase, the Partnership owns 99% of Magic. The Management Company is considered a related party in that one individual has controlling interest in both the Management Company and the Partnership's general partner. To the extent that the Partnership and the Management Company have common ownership, the transaction was recorded at the Management Company's historical cost. As a result of the transaction, the Partnership recorded goodwill of $$1,407,991 and cost in excess of carrying value of assets acquired of $534,962.

Condensed financial information for Magic accounted for under the equity method of accounting through August 10, 1998 is as follows:

                                               (Unaudited)
                                                For the 32
                                                weeks ended
                                                 August 10,
                                                   1998
                                                -----------
Statement of Operations:
  Revenues                                      $10,087,820
  Cost of sales                                   2,578,865
  Operating expenses                              7,071,979
                                                 ----------
  Operating income                                  436,976
  Other expense
    (principally interest)                          453,087
                                                 ----------
  Net loss                                      $   (16,111)
                                                 ==========

The proforma unaudited results of operations for the year ended
December 29, 1998, assuming the increase in the Partnership's interest in Magic from 45% to 60% occurred as of December 31, 1997, are as follows:
                                                (Unaudited)
                                                December 29,
                                                   1998
                                                ------------
Net sales                                       $53,631,453
Net income                                          806,324
Net income per Partnership unit                 $      0.20

13.  MAJOR SUPPLIER
     --------------
On January 31, 2000 AmeriServe, the Partnership's primary supplier of food ingredients and dry goods, filed for protection under the U.S. Bankruptcy Code. McLane Company, Inc., a subsidiary of Wal-Mart Stores, Inc., completed the purchase of AmeriServe's U.S. distribution business on November 30, 2000. As part of the sale, the Partnership agreed to a two-year contract extension and will incur a 5% increase in distribution fees.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------
The carrying amount reported on the balance sheets for all financial instruments including cash and cash equivalents, notes receivable, and debt instruments approximates their fair value.

15.  QUARTERLY FINANCIAL DATA (unaudited)
     ------------------------------------
Unaudited quarterly consolidated statement of income information for the years ended December 26, 2000 and December 28, 1999 is summarized below:
                         First      Second       Third      Fourth
                        Quarter     Quarter     Quarter     Quarter
                        -------     -------     -------     -------
2000
----
Net sales             $14,799,542 $14,690,511 $15,088,559 $15,926,141
Income from
  operations            1,366,166   1,252,186   1,150,891   1,408,962
Net income                436,491     445,259     319,505     170,869
Basic and diluted
  net income per
  Partnership unit           0.11        0.12        0.09        0.05

1999
----
Net sales             $14,441,585 $14,334,285 $14,602,367 $14,441,978
Income from
  operations              950,810   1,120,209     938,556     979,925
Net income                188,644     317,549      53,070     755,291
Basic and diluted
  net income per
  Partnership unit           0.06        0.09        0.01        0.21

Fourth quarter 2000 net income includes a $409,016 loss on default in pooled loans. Fourth quarter 1999 net income includes a $423,900 cure of default in pooled loans. The loss on default and cure of default in pooled loans were recorded in the quarter the Partnership received notification from FMAC. (See Note 3)

16.  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                      2000        1999        1998
                                      ----        ----        ----
Cash paid during the year
 for interest                      $3,050,092  $2,906,241  $2,485,044
Noncash investing and
 financing activity:
   Issuance of units for
     notes receivable                  12,555   1,047,000           -
   Distributions offset against
     notes receivable                 117,551      77,024           -
   Unit repurchases offset
     against notes receivable          47,705           -           -
   Capital leases entered into      1,461,151           -           -
   Reduction of notes
     receivable recorded as
     compensation expense              54,385      13,952           -






                                                         Exhibit 23.1



      CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated March 2, 2001, accompanying the consolidated financial statements included in the Annual Report of American Restaurant Partners, L.P. on Form 10-K for the year ended December 26, 2000. We hereby consent to the incorporation by reference of said report in the Registration Statement of American Restaurant Partners, L.P. on Form S-8 (No. 33-20784).


                                   /s/Grant Thornton LLP

Wichita, Kansas
March 2, 2001