Form 10-Q
period 2001-03-27
AMERICAN RESTAURANT PARTNERS L P
filed 2001-05-11
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                        Washington, D.C.   20549


                               FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 27, 2001    Commission file number 1-9606


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


                           YES [X]    NO [ ]



                   AMERICAN RESTAURANT PARTNERS, L.P.

                               INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          March 27, 2001 and December 26, 2000                      1

          Consolidated Condensed Statements of
          Income for the Three Periods Ended
          March 27, 2001 and March 28, 2000                         2

          Consolidated Condensed Statements of Cash
          Flows for the Three Periods Ended
          March 27, 2001 and March 28, 2000                         3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           6-9


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         10




                      AMERICAN RESTAURANT PARTNERS, L.P.

                    CONSOLIDATED CONDENSED BALANCE SHEETS



                                                     March 27,     December 26,
         ASSETS                                         2001           2000
------------------------------                      -----------    ------------
Current assets:
 Cash and cash equivalents                          $   463,114    $   788,485
 Accounts receivable                                    355,418        320,038
 Due from affiliates                                     75,184         66,244
 Notes receivable from
  affiliates - current portion                           17,306         15,221
 Inventories                                            436,475        407,413
 Prepaid expenses                                       317,996        307,894
                                                     ----------     ----------
    Total current assets                              1,665,493      1,905,295

Net property and equipment                           20,339,899     20,659,832

Other assets:
 Franchise rights, net                                5,169,463      5,236,276
 Notes receivable from affiliates                        61,438         66,111
 Deposit with affiliate                                 485,000        485,000
 Goodwill                                             2,031,293      2,052,515
 Other                                                1,330,592      1,386,337
                                                     ----------     ----------
                                                    $31,083,178    $31,791,366
                                                     ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
  Accounts payable                                  $ 2,926,723    $ 2,719,592
  Due to affiliates                                     107,036        158,755
  Accrued payroll and other taxes                       749,621        899,140
  Accrued liabilities                                 1,175,157      1,361,631
  Current portion of long-term debt                   4,272,300      2,763,409
  Current portion of obligations
   under capital leases                                 545,050        545,381
                                                     ----------     ----------
    Total current liabilities                         9,775,887      8,447,908

Long-term liabilities less current maturities:
  Obligations under capital leases                    1,895,931      2,026,327
  Long-term debt                                     25,449,662     27,121,884
  Other noncurrent liabilities                          949,009        992,674
                                                     ----------     ----------
                                                     28,294,602     30,140,885
Minority interests in Operating
 Partnerships                                           133,612        135,780

Partners' capital (deficiency):
 General Partners                                        (8,953)        (8,727)
 Limited Partners:
  Class A Income Preference                           5,045,483      5,099,355
  Classes B and C                                    (9,588,431)    (9,415,842)
 Notes receivable employees - sale
   of partnership units                                (710,379)      (749,350)
 Cost in excess of carrying value
   of assets acquired                                (1,858,643)    (1,858,643)
                                                     ----------     ----------
   Total partners' deficiency                        (7,120,923)    (6,933,207)
                                                     ----------     ----------
                                                    $31,083,178    $31,791,366
                                                     ==========     ==========

                              See accompanying notes.





                      AMERICAN RESTAURANT PARTNERS, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME




                                                       March 27,    March 28,
                                                         2001         2000
                                                      ----------- -----------

Net sales                                             $15,598,592 $14,799,542

Operating costs and expenses:
 Cost of sales                                          3,925,317   3,612,544
 Restaurant labor and benefits                          4,597,715   4,289,687
 Advertising                                              999,156     972,303
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                         3,045,109   2,729,142
 General and administrative:
  Management fees - related party                         961,547     911,592
  Other                                                   310,123     250,061
 Depreciation and amortization                            737,527     668,047
                                                       ----------  ----------
      Income from operations                            1,022,098   1,366,166

Equity in loss of
 unconsolidated affiliates                                (78,959)    (86,896)
Interest income                                             7,684      10,416
Interest expense                                         (789,767)   (722,091)
                                                       ----------  ----------
Income before minority interest                           161,056     567,595

Minority interests in income of
 Operating Partnerships                                    (3,082)   (131,104)
                                                       ----------  ----------
Net income                                            $   157,974 $   436,491
                                                       ==========  ==========

Net income allocated to Partners:
 Class A Income Preference                            $    29,953 $    90,194
 Class B                                              $    46,571 $   126,000
 Class C                                              $    81,450 $   220,297

Weighted average number of Partnership
 units outstanding during period:
   Class A Income Preference                              704,279     789,216
   Class B                                              1,095,018   1,102,518
   Class C                                              1,915,148   1,927,648

Basic and diluted income before
 minority interest per Partnership unit               $      0.04 $      0.15

Basic and diluted minority interest
 per Partnership unit                                 $      0.00 $      0.03

Basic and diluted net income
 per Partnership unit                                 $      0.04 $      0.11

Distributions per Partnership unit                    $      0.10 $      0.10



                            See accompanying notes.





                        AMERICAN RESTAURANT PARTNERS, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW



                                                         Three Periods Ended
                                                      March 27,       March 28,
                                                        2001            2000
                                                     ----------      ----------
Cash flows from operating activities:
 Net income                                         $  157,974      $  436,491
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                       737,527         668,047
   Loss on disposition of assets                         4,379             422
   Equity in loss of unconsolidated affiliates          78,959          86,896
   Minority interests in income
    of Operating Partnerships                            3,082         131,104
   Unit compensation expense                            13,328          13,952
   Net change in operating assets and liabilities:
     Accounts receivable                               (35,380)        (84,518)
     Due from affiliates                                (8,940)        (23,094)
     Inventories                                       (29,062)        (38,522)
     Prepaid expenses                                  (10,102)         25,786
     Accounts payable                                  207,131         267,659
     Due to affiliates                                 (51,719)         59,432
     Accrued payroll and other taxes                  (149,519)        (98,490)
     Accrued liabilities                              (186,474)        (61,290)
     Other, net                                        (74,164)        (43,240)
                                                     ---------       ---------
 Net cash provided by operating activities             657,020       1,340,635

Cash flows from investing activities:
 Additions to property and equipment                  (285,169)       (152,263)
 Investment in unconsolidated affiliates               (41,484)        (12,500)
 Collections of notes receivable from affiliates         2,588               -
                                                     ---------       ---------
 Net cash used in investing activities                (324,065)       (164,763)

Cash flows from financing activities:
 Payments on long-term borrowings                     (601,081)     (1,017,990)
 Proceeds from long-term borrowings                    437,750         480,739
 Payments on capital lease obligations                (130,727)        (86,795)
 Distributions to Partners                            (345,579)       (347,017)
 Repurchase of units                                   (13,439)         (9,133)
 General Partners' distributions
  from Operating Partnerships                           (3,750)         (3,854)
 Minority interests' distributions
  from Operating Partnerships                           (1,500)              -
                                                     ---------       ---------
 Net cash used in financing activities                (658,326)       (984,050)
                                                     ---------       ---------
 Net increase (decrease) in cash
  and cash equivalents                                (325,371)        191,822

Cash and cash equivalents at beginning of period       788,485         742,452
                                                     ---------       ---------
Cash and cash equivalents at end of period          $  463,114      $  934,274
                                                     =========       =========

                                See accompanying notes.




                   AMERICAN RESTAURANT PARTNERS, L.P.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         Three Periods Ended March 27, 2001 and March 28, 2000


1.  General
    -------

The accompanying consolidated condensed financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. (APP), APP Concepts, LLC and Oklahoma Magic, L.P. (Magic). American Restaurant Partners, L.P., APP, APP Concepts, LLC and Magic are hereinafter collectively referred to as the Partnership. All significant intercompany balances and transactions have been eliminated. The consolidated condensed financial statements have been prepared without audit. The Balance Sheet at December 26, 2000 has been derived from the Partnership's audited financial statements.
In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 26, 2000.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership does not experience significant seasonality but sales continue to be largely driven through advertising and promotion.


2.  Subsequent Events
    -----------------

On April 2, 2001 the Partnership declared a distribution of $0.10 per unit to all unitholders of record as of April 12, 2001. The distribution is not reflected in the March 27, 2001 consolidated condensed financial statements.


3.  Reclassifications
    -----------------

Certain amounts shown in the 2000 consolidated condensed financial statements have been reclassified to conform with the 2001 presentation.




                  AMERICAN RESTAURANT PARTNERS, L.P.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

         Three Periods Ended March 27, 2001 and March 28, 2000


4.  Supplemental Cash Flow Information
    ----------------------------------

                                            Three Periods Ended
                                            3/27/01     3/28/00
                                            -------     -------

Cash paid for interest                     $777,004    $709,259
Noncash investing and
 financing activity:
   Distributions offset against
     notes receivable                        25,643      35,592
   Reduction of notes
     receivable recorded as
     compensation expense                    13,328      13,952




               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of March 27, 2001, the Partnership operated 72 traditional Pizza Hut red roof restaurants, 12 delivery/carryout units and two dualbrand locations.

Comparison of the Three Periods Ended March 27, 2001
----------------------------------------------------
with the Three Periods Ended March 28, 2000
-------------------------------------------

Net sales for the first three periods of 2001 were $15,599,000, which was a $799,000, or 5.4%, increase over net sales of $14,800,000 reported for the first three periods of 2000. Comparable restaurant sales increased 7.4%. The sales increase was primarily attributable to a more successful national marketing promotion during 2001 than 2000.

Results of Operations
  as a Percentage of Sales:

                                                  Three Periods Ended
                                                   3/27/01   3/28/00
                                                   -------   -------

Cost of sales                                       25.2%     24.4%
Restaurant labor and benefits                       29.5%     29.0%
Advertising                                          6.4%      6.6%
Other restaurant operating expenses
 exclusive of depreciation and amortization         19.5%     18.4%
General and administrative:
 Management fees                                     6.2%      6.2%
 Other                                               2.0%      1.7%
Depreciation and amortization                        4.7%      4.5%

Income from operations                               6.6%      9.2%

Income from operations for the first three periods of 2001 decreased $344,000 from $1,366,000 to $1,022,000, a 25.0% decrease from the first three periods of 2000. Cost of sales as a percentage of net sales increased 80 basis points compared to the same periods of the prior year primarily due to an increase in meat ingredient costs
and the higher cost of products that were advertised during the
first quarter of this year compared to last year.    Labor and benefits
expense for the quarter increased 50 basis points over the prior year primarily attributable to increasing wage rates that were not fully offset by productivity gains. Other restaurant operating expenses increased 110 basis points compared to the first three periods of 2000. The increase in these costs was attributable to an increase in utilities, primarily gas, and increased delivery driver reimbursements as a result of higher gasoline prices and increased competition for drivers. Depreciation and amortization expense increased 20 basis points over the prior year primarily due to additional point-of-sale terminals under capital leases.

For the quarter, the Partnership had net income of $158,000, a $278,000 decrease from the prior year's net income of $436,000. This decrease is primarily attributable to the decrease in income from operations noted above and a $68,000 increase in interest expense. The decrease was partially offset by a $128,000 decrease in minority interests in income of Operating Partnerships.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 27, 2001 the Partnership had a working capital deficiency of $8,110,000 compared to a working capital deficiency of $6,543,000 at December 26, 2000. This increase in working capital deficiency is primarily a result of a $1,509,000 increase in current portion of long-term debt primarily attributable to the short-term financing of the purchase of previously leased restaurants. This short-term financing is expected to be refinanced on a long-term basis later this year. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three periods ended March 27, 2001, net cash provided by operating activities amounted to $657,000 compared to $1,341,000 for the three periods ended March 28, 2000. This decrease is primarily a result of the decrease in net income of $278,000, the decrease in minority interest in income of Operating Partnerships of $128,000 and a decrease in accounts payable and other accrued liabilities of $181,000 versus an increase in those accounts of $167,000 in the prior year.

INVESTING ACTIVITIES. Capital expenditures for the three periods ended March 27, 2001 were $285,000, all of which was for replacement of equipment in existing restaurants.

FINANCING ACTIVITIES. Cash distributions declared during the three periods ended March 27, 2001 were $346,000 amounting to $0.10 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the three periods ended March 27, 2001, the Partnership's proceeds from borrowings amounted to $438,000. The Partnership plans to open four to six new restaurants during 2001. The land for two of these new restaurants has been purchased. Management anticipates spending approximately $900,000 for the buildings and equipment at these two locations. The remaining restaurants planned for development will be delivery/carryout units leased from unrelated third parties. Leases have been signed for two of the delivery/carryout locations and construction has begun at one location. Management anticipates the cost of developing these locations at approximately $200,000 per restaurant. Development of the new restaurants will be financed through existing lenders. Management anticipates spending an additional $545,000 during the remainder of 2001 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.


OTHER MATTERS
-------------

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

The Partnership's earnings are affected by changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Partnership does not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the small amount of debt at variable interest rates, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would not have a material effect on either the Partnership's interest expense or net income over the term of the related debt. This was determined by considering the impact of the hypothetical interest rates on the Partnership's borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:  RMC AMERICAN MANAGEMENT, INC.
                              Managing General Partner



Date:  5/11/01           By:  /s/Hal W. McCoy
       -------                --------------------------
                              Hal W. McCoy
                              Chairman and Chief Executive Officer



Date:  5/11/01           By:  /s/Terry Freund
       -------                --------------------------
                              Terry Freund
                              Chief Financial Officer