Form 10-Q
period 2001-06-26
AMERICAN RESTAURANT PARTNERS L P
filed 2001-08-10
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                       Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 26, 2001    Commission file number 1-9606


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


                           YES [X]    NO [ ]



                    AMERICAN RESTAURANT PARTNERS, L.P.

                                INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          June 26, 2001 and December 26, 2000                       1

          Consolidated Condensed Statements of Income
          for the Three and Six Periods Ended
          June 26, 2001 and June 27, 2000                           2

          Consolidated Condensed Statements of Cash
          Flows for the Six Periods Ended
          June 26, 2001 and June 27, 2000                           3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          6-11


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         12




                      AMERICAN RESTAURANT PARTNERS, L.P.

                    CONSOLIDATED CONDENSED BALANCE SHEETS



                                                    June 26,     December 26,
         ASSETS                                       2001           2000
----------------------------                        ---------     -----------
Current assets:
 Cash and cash equivalents                        $   706,175    $   788,485
 Accounts receivable                                   74,881        320,038
 Due from affiliates                                   88,132         66,244
 Notes receivable from
  affiliates - current portion                         19,431         15,221
 Inventories                                          420,955        407,413
 Prepaid expenses                                     278,355        307,894
                                                   ----------     ----------
    Total current assets                            1,587,929      1,905,295

Net property and equipment                         20,498,168     20,659,832

Other assets:
 Franchise rights, net                              5,102,697      5,236,276
 Notes receivable from affiliates                      56,322         66,111
 Deposit with affiliate                               485,000        485,000
 Goodwill                                           2,010,071      2,052,515
 Other                                              1,299,014      1,386,337
                                                   ----------     ----------
                                                  $31,039,201    $31,791,366
                                                   ==========     ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                                 $ 3,037,481    $ 2,719,592
 Due to affiliates                                    121,735        158,755
 Accrued payroll and other taxes                      975,442        899,140
 Accrued liabilities                                1,215,695      1,361,631
 Current portion of long-term debt                  4,315,517      2,763,409
 Current portion of obligations
  under capital leases                                577,782        545,381
                                                   ----------     ----------
    Total current liabilities                      10,243,652      8,447,908

Long-term liabilities less current maturities:
  Obligations under capital leases                  1,879,739      2,026,327
  Long-term debt                                   24,804,353     27,121,884
  Other noncurrent liabilities                        904,394        992,674
                                                   ----------     ----------
                                                   27,588,486     30,140,885
Minority interests in Operating
 Partnerships                                         136,135        135,780

Partners' capital (deficiency):
 General Partners                                      (8,762)        (8,727)
 Limited Partners:
  Class A Income Preference                         5,062,924      5,099,355
  Classes B and C                                  (9,453,762)    (9,415,842)
 Notes receivable employees - sale
   of partnership units                              (670,829)      (749,350)
 Cost in excess of carrying value
   of assets acquired                              (1,858,643)    (1,858,643)
                                                   ----------     ----------
   Total partners' deficiency                      (6,929,072)    (6,933,207)
                                                   ----------     ----------
                                                  $31,039,201    $31,791,366
                                                   ==========     ==========

                                 See accompanying notes.





                                  AMERICAN RESTAURANT PARTNERS, L.P.

                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                                June 26,     June 27,         June 26,      June 27,
                                                  2001         2000             2001          2000
                                               ----------   ----------        ----------    ----------
Net sales                                     $15,795,550  $14,690,511       $31,394,142   $29,490,053

Operating costs and expenses:
 Cost of sales                                  4,075,401    3,572,531         8,000,718     7,185,075
 Restaurant labor and benefits                  4,588,763    4,267,206         9,186,478     8,556,893
 Advertising                                      912,754      991,698         1,911,910     1,964,001
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                 2,878,696    2,740,477         5,923,805     5,469,619
 General and administrative:
  Management fees - related party                 976,566      911,250         1,938,113     1,822,842
  Other                                           230,745      296,227           540,868       546,288
 Depreciation and amortization                    764,098      658,936         1,501,625     1,326,983
                                               ----------   ----------        ----------    ----------
      Income from operations                    1,368,527    1,252,186         2,390,625     2,618,352

Equity in loss of
  unconsolidated affiliates                       (32,499)     (30,000)         (111,458)     (116,896)
Interest income                                     7,332       10,580            15,016        20,996
Interest expense                                 (784,468)    (730,128)       (1,574,235)   (1,452,219)
                                               ----------   ----------        ----------    ----------


Income before minority interest                   558,892      502,638           719,948     1,070,233

Minority interests in income of
 Operating Partnerships                            (7,770)     (57,379)          (10,852)     (188,483)
                                               ----------   ----------        ----------    ----------

Net income                                    $   551,122  $   445,259       $   709,096   $   881,750
                                               ==========   ==========        ==========    ==========

Net income allocated to Partners:
 Class A Income Preference                    $   104,094  $    88,908       $   134,190   $   179,154
 Class B                                      $   162,614  $   129,635       $   209,134   $   255,615
 Class C                                      $   284,414  $   226,716       $   365,772   $   446,981

Weighted average number of Partnership
 units outstanding during period:
   Class A Income Preference                      700,540      751,760           702,410       770,487
   Class B                                      1,094,375    1,096,131         1,094,697     1,099,324
   Class C                                      1,914,077    1,917,003         1,914,612     1,922,325

Basic and diluted income
 before minority interest
 per Partnership unit                         $      0.15  $      0.13       $      0.19   $      0.28

Basic and diluted minority interest
 per Partnership unit                         $      0.00  $      0.02       $      0.00   $      0.05

Basic and diluted net income
 per Partnership unit                         $      0.15  $      0.12       $      0.19   $      0.23

Distributions per Partnership interest        $      0.10  $      0.10       $      0.20   $      0.20




                                           See accompanying notes.








                     AMERICAN RESTAURANT PARTNERS, L.P.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                            Six Periods Ended
                                                        June 26,        June 27,
                                                          2001            2000
                                                       -----------     -----------
Cash flows from operating activities:
 Net income                                            $   709,096     $   881,750
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                         1,501,625       1,326,983
   Loss on disposition of assets                             7,270           7,346
   Equity in loss of unconsolidated affiliates             111,458        116,896
   Minority interests in income
    of Operating Partnerships                               10,852         188,483
   Unit compensation expense                                26,656         27,902
   Net change in operating assets and liabilities:
     Accounts receivable                                   245,157          84,017
     Due from affiliates                                   (21,888)        (38,268)
     Inventories                                           (13,542)         19,578
     Prepaid expenses                                       29,539          13,029
     Accounts payable                                      317,890        (966,952)
     Due to affiliates                                     (37,020)         13,769
     Accrued payroll and other taxes                        76,302          60,513
     Accrued liabilities                                  (145,936)         70,434
     Other, net                                           (103,217)         (2,217)
                                                         ---------       ---------
 Net cash provided by operating activities               2,714,242       1,803,263

Cash flows from investing activities:
 Additions to property and equipment                    (1,064,038)       (367,439)
 Proceeds from sale of property and equipment               43,028             162
 Investment in unconsolidated affiliates                   (91,072)       (54,418)
 Collections of notes receivable from affiliates             5,579           6,106
                                                         ---------       ---------
 Net cash used in investing activities                  (1,106,503)       (415,589)

Cash flows from financing activities:
 Payments on long-term borrowings                       (1,203,173)    (3,208,730)
 Proceeds from long-term borrowings                        523,356      2,623,792
 Payments on capital lease obligations                    (268,119)      (100,963)
 Distributions to Partners                                (690,281)      (694,740)
 Repurchase of units                                       (41,336)      (244,702)
 General Partners' distributions
  from Operating Partnerships                               (7,496)        (7,704)
 Minority interests' distributions
  from Operating Partnerships                               (3,000)       (36,000)
                                                         ---------      ---------
 Net cash used in financing activities                  (1,690,049)    (1,669,047)
                                                         ---------      ---------
 Net decrease in cash and cash equivalents                 (82,310)      (281,373)

Cash and cash equivalents at beginning of period           788,485        742,452
                                                         ---------      ---------
Cash and cash equivalents at end of period              $  706,175     $  461,079
                                                         =========      =========

                                  See accompanying notes.




                  AMERICAN RESTAURANT PARTNERS, L.P.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          Six Periods Ended June 26, 2001 and June 27, 2000


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


2.  Subsequent Events
    -----------------

On July 2, 2001 the Partnership declared a distribution of $0.10 per unit to all unitholders of record as of July 12, 2001. The distribution is not reflected in the June 26, 2001 consolidated condensed financial statements.


3.  Reclassifications
    -----------------

Certain amounts shown in the 2000 consolidated condensed financial statements have been reclassified to conform with the 2001 presentation.


4.  Supplemental Cash Flow Information
    ----------------------------------

                                              Six Periods Ended
                                             6/26/01     6/27/00
                                             -------     -------

Cash paid for interest                     $1,567,549  $1,422,396
Noncash investing and
 financing activity:
   Distributions offset against
     notes receivable                          51,865      67,938
   Reduction of notes
     receivable recorded as
     compensation expense                      26,656      27,902
   Equipment acquired through
     capital lease                            153,932           -




            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of June 26, 2001, the Partnership operated 72 traditional Pizza Hut red roof restaurants, 13 delivery/carryout units and two dualbrand locations.

Comparison of the Three and Six Periods Ended June 26, 2001
-----------------------------------------------------------
with the Three and Six Periods Ended June 27, 2000
--------------------------------------------------

Net sales for the three periods ended June 26, 2001 were $15,796,000, which was a $1,105,000, or 7.5%, increase over net sales of $14,691,000 reported for the same three periods of 2000. For the year-to-date, net sales increased $1,904,000, or 6.5% over the prior year. Comparable restaurant sales increased 10.3% for the quarter and 8.9% for the year-to-date. The second quarter sales increase was primarily attributable to the successful introduction of a new product, Twisted Crust Pizza. Year-to-date comparable restaurant sales were also bolstered by a more successful national marketing promotion during the first quarter of 2001 compared to the prior year.

Results of Operations
  as a Percentage of Sales:

                                      Three Periods      Six Periods
                                          Ended             Ended
                                    6/26/01  6/27/00   6/26/01  6/27/00
                                    -------  -------   -------  -------
Cost of sales                         25.8%    24.3%     25.5%    24.4%
Restaurant labor
  and benefits                        29.1%    29.0%     29.3%    29.0%
Advertising                            5.8%     6.8%      6.1%     6.7%
Other restaurant operating
  expenses exclusive of
  depreciation and amortization       18.2%    18.7%     18.9%    18.5%
General and administrative:
 Management fees                       6.2%     6.2%      6.2%     6.2%
 Other                                 1.4%     2.0%      1.6%     1.8%
Depreciation and amortization          4.8%     4.5%      4.8%     4.5%

Income from operations                 8.7%     8.5%      7.6%     8.9%

Income from operations for the three periods ended June 26, 2001 increased $116,000 from $1,252,000 to $1,368,000, a 9.3% increase from the same three periods of 2000. Year-to-date income from operations decreased $228,000, or 8.7%, from $2,618,000 to $2,391,000.

Cost of sales as a percentage of net sales increased 150 and 110 basis points for the quarter and year-to-date, respectively. This increase was primarily attributable to a 30% increase in cheese costs during the second quarter.

Labor and benefits expense for the quarter and year-to-date increased 10 and 30 basis points, respectively, primarily due to increasing wage rates that were not offset by productivity gains.

Advertising expense decreased 100 basis points for the quarter and 60 basis points year-to-date compared to the same periods of the prior year. These decreases were achieved by successfully negotiating lower rates and reducing local marketing spending levels.

Other restaurant operating expenses decreased 50 basis points for the quarter but increased 40 basis points year-to-date. The decrease for the quarter was primarily a result of the accrual of business interruption insurance proceeds for a restaurant destroyed by a fire. The year-to-date increase was primarily due to increases in utilities, primarily gas, and increased delivery driver reimbursements early in the year as a result of higher gasoline prices and increased competition for drivers.

Depreciation and amortization expense increased 30 basis points over the prior year for both the quarter and year-to-date primarily due to additional point-of-sale terminals under capital leases.

For the quarter, the Partnership had net income of $551,000, a $106,000 increase over the prior year's net income of $445,000. This increase was primarily due to the increase in income from operations noted above. The Partnership had year-to-date net income of $709,000, a decrease of $173,000 from the prior year net income of $882,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 26, 2001 the Partnership had a working capital deficiency of $8,656,000 compared to a working capital deficiency of $6,543,000 at December 26, 2000. This increase in working capital deficiency is primarily a result of a $1,552,000 increase in current portion of long-term debt primarily attributable to the short-term financing of the purchase of previously leased restaurants. This short-term financing is expected to be refinanced on a long-term basis later this year. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the six periods ended June 26, 2001, net cash provided by operating activities amounted to $2,714,000 compared to $1,803,000 for the six periods ended June 27, 2000. This increase is primarily the result of a $318,000 increase in accounts payable during 2001 versus a $967,000 decrease in accounts payable in 2000.

INVESTING ACTIVITIES. Capital expenditures for the six periods ended June 26, 2001 were $1,064,000 of which $196,000 was for the purchase of the land and building of a previously leased restaurant and $273,000 was for construction of new restaurants. The remainder was for replacement of equipment in existing restaurants.

FINANCING ACTIVITIES. Cash distributions declared during the six periods ended June 26, 2001 were $690,000 amounting to $0.20 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the six periods ended June 26, 2001, the Partnership's proceeds from borrowings amounted to $523,000. The Partnership opened a new delivery/carryout restaurant in the growing North Austin, Texas area during the second quarter. This unit replaced a unit destroyed by a fire earlier in the year. Another delivery/carryout restaurant is scheduled to open during the third quarter in this area. Both units are leased from unrelated third parties. Management anticipates the cost of developing the delivery/carryout location at approximately $200,000.
The Partnership also plans to open two additional restaurants during 2001. The land for these new restaurants has been purchased.
Management anticipates spending approximately $900,000 for the buildings and equipment at these two locations. Development of the new restaurants will be financed through existing lenders. Management anticipates spending an additional $325,000 during the remainder of 2001 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.


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


RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Partnership are as follows:

- All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
- Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
- Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001 will not be amortized. Effective December 26, 2001 all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
- Effective December 26, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
- All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

The Partnership will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until December 26, 2001, at which time annual and quarterly goodwill amortization of $84,888 and $21,222 will no longer be recognized. By December 31, 2002 the Partnership will have completed a transitional fair value based impairment test of goodwill as of December 26, 2001. By March 26, 2002 the Partnership will have completed a transitional impairment test of all other intangible assets with indefinite lives. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 26, 2002, as a cumulative effect of a change in accounting principle.


EFFECTS OF INFLATION AND FUTURE OUTLOOK
---------------------------------------

Inflationary factors such as increases in food and labor costs directly affect the Partnership's operations. Because most of the Partnership's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect the Partnership's labor costs. The Partnership cannot always effect immediate price increases to offset higher costs and no assurance can be given the Partnership will be able to do so in the future. A bill is scheduled to be introduced in Congress which could increase the minimum wage by up to as much as $1.50 per hour over the next seventeen months. While an increase in the minimum wage would increase the Partnership's labor costs, due to the uncertainty regarding legislation on the matter, management cannot reliably estimate the potential impact on labor costs at this time.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:  08/10/01          By:   /s/Hal W. McCoy
       --------                ---------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer



Date:  08/10/01          By:   /s/Terry Freund
       --------                ---------------------------
                               Terry Freund
                               Chief Financial Officer