Form 10-Q
period 2001-09-25
AMERICAN RESTAURANT PARTNERS L P
filed 2001-11-08
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 25, 2001    Commission file number 1-9606


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


                        YES [X]    NO [ ]



                 AMERICAN RESTAURANT PARTNERS, L.P.

                               INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          September 25, 2001 and December 26, 2000                  1

          Consolidated Condensed Statements of Income
          for the Three and Nine Periods Ended
          September 25, 2001 and September 26, 2000                 2

          Consolidated Condensed Statements of Cash
          Flows for the Nine Periods Ended
          September 25, 2001 and September 26, 2000                 3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          6-10


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         11




                 AMERICAN RESTAURANT PARTNERS, L.P.

               CONSOLIDATED CONDENSED BALANCE SHEETS



                                                 September 25,  December 26,
         ASSETS                                      2001           2000
-----------------------------                    -------------  ------------
Current assets:
 Cash and cash equivalents                       $   859,322    $   788,485
 Accounts receivable                                 536,637        320,038
 Due from affiliates                                  81,212         66,244
 Notes receivable from
  affiliates - current portion                        29,792         15,221
 Inventories                                         456,476        407,413
 Prepaid expenses                                    373,085        307,894
                                                  ----------     ----------
    Total current assets                           2,336,524      1,905,295

Net property and equipment                        20,291,845     20,659,832

Other assets:
 Franchise rights, net                             5,035,932      5,236,276
 Notes receivable from affiliates                     42,896         66,111
 Deposit with affiliate                              485,000        485,000
 Goodwill                                          1,988,849      2,052,515
 Other                                             1,246,511      1,386,337
                                                  ----------     ----------
                                                 $31,427,557    $31,791,366
                                                  ==========     ==========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                                $ 4,431,941    $ 2,719,592
 Due to affiliates                                   135,706        158,755
 Accrued payroll and other taxes                     637,105        899,140
 Accrued liabilities                               1,362,548      1,361,631
 Current portion of long-term debt                 4,318,580      2,763,409
 Current portion of obligations
  under capital leases                               561,776        545,381
                                                  ----------     ----------
    Total current liabilities                     11,447,656      8,447,908

Long-term liabilities less current maturities:
  Obligations under capital leases                 1,794,776      2,026,327
  Long-term debt                                  24,186,844     27,121,884
  Other noncurrent liabilities                       860,749        992,674
                                                  ----------     ----------
                                                  26,842,369     30,140,885
Minority interests in Operating
 Partnerships                                        134,051        135,780

Partners' capital (deficiency):
 General Partners                                     (8,870)        (8,727)
 Limited Partners:
  Class A Income Preference                        5,041,627      5,099,355
  Classes B and C                                 (9,536,757)    (9,415,842)
 Notes receivable employees - sale
   of partnership units                             (633,876)      (749,350)
 Cost in excess of carrying value
   of assets acquired                             (1,858,643)    (1,858,643)
                                                  ----------     ----------
   Total partners' deficiency                     (6,996,519)    (6,933,207)
                                                  ----------     ----------
                                                 $31,427,557    $31,791,366
                                                  ==========     ==========

                            See accompanying notes.





                                  AMERICAN RESTAURANT PARTNERS, L.P.

                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                              September 25, September 26,    September 25, September 26,
                                                  2001          2000             2001          2000
                                              ------------- -------------    ------------- -------------
Net sales                                     $16,012,524   $15,088,559       $47,406,666   $44,578,612

Operating costs and expenses:
 Cost of sales                                  4,251,867     3,780,232        12,252,585    10,965,307
 Restaurant labor and benefits                  4,645,017     4,312,478        13,831,495    12,869,371
 Advertising                                    1,007,064       980,175         2,918,974     2,944,176
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                 3,074,711     2,960,974         8,998,516     8,430,594
 General and administrative:
  Management fees - related party               1,014,854       934,724         2,952,967     2,757,566
  Other                                           287,117       239,522           827,985       785,810
 Depreciation and amortization                    799,795       729,563         2,301,420     2,056,545
                                               ----------    ----------        ----------    ----------
      Income from operations                      932,099     1,150,891         3,322,724     3,769,243

Equity in loss of
  unconsolidated affiliates                       (32,935)      (30,000)         (144,393)     (146,896)
Interest income                                     6,318         9,449            21,334        30,445
Interest expense                                 (793,974)     (790,643)       (2,368,209)   (2,242,862)
Gain on fire settlement                           159,203             -           159,203             -
                                               ----------    ----------        ----------    ----------


Income before minority interest                   270,711       339,697           990,659     1,409,930

Minority interests in income of
 Operating Partnerships                            (3,153)      (20,192)          (14,005)     (208,675)
                                               ----------    ----------        ----------    ----------
Net income                                    $   267,558   $   319,505       $   976,654   $ 1,201,255
                                               ==========    ==========        ==========    ==========

Net income allocated to Partners:
 Class A Income Preference                    $    50,392   $    61,382       $   184,530   $   239,693
 Class B                                      $    78,996   $    93,898       $   288,148   $   349,818
 Class C                                      $   138,170   $   164,225       $   503,976   $   611,744

Weighted average number of Partnership
 units outstanding during period:
   Class A Income Preference                      697,560       715,772           700,793       752,249
   Class B                                      1,093,518     1,094,936         1,094,304     1,097,861
   Class C                                      1,912,648     1,915,010         1,913,958     1,919,887

Basic and diluted income
 before minority interest
 per Partnership unit                         $      0.07   $      0.09       $      0.27   $      0.37

Basic and diluted minority interest
 per Partnership unit                         $      0.00   $      0.01       $      0.00   $      0.06

Basic and diluted net income
 per Partnership unit                         $      0.07   $      0.09       $      0.26   $      0.32

Distributions per Partnership interest        $      0.10   $      0.10       $      0.30   $      0.30












                                           See accompanying notes.









                      AMERICAN RESTAURANT PARTNERS, L.P.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW


                                                               Nine Periods Ended
                                                         September 25,   September 26,
                                                             2001            2000
                                                         -------------   -------------
Cash flows from operating activities:
 Net income                                                $  976,654      $1,201,255
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization                            2,301,420       2,056,545
   Loss on disposition of assets                                6,036           6,574
   Equity in loss of unconsolidated affiliates                144,393        146,896
   Minority interests in income
    of Operating Partnerships                                  14,005         208,675
   Unit compensation expense                                   36,796         41,056
   Gain on fire settlement                                   (159,203)             -
   Net change in operating assets and liabilities:
     Accounts receivable                                     (216,599)        (98,985)
     Due from affiliates                                      (14,968)        (13,444)
     Inventories                                              (49,063)         10,216
     Prepaid expenses                                         (65,191)        (61,857)
     Accounts payable                                       1,712,349        (784,183)
     Due to affiliates                                        (23,049)         (3,145)
     Accrued payroll and other taxes                         (262,035)        (81,521)
     Accrued liabilities                                          917         219,319
     Other, net                                              (146,850)        197,577
                                                            ---------       ---------
 Net cash provided by operating activities                  4,255,612       3,044,978

Cash flows from investing activities:
 Purchase of minority interest in Oklahoma Magic, L.P.              -      (2,500,000)
 Additions to property and equipment                       (1,582,022)     (1,677,812)
 Proceeds from sale of property and equipment                  46,100           2,720
 Investment in unconsolidated affiliates                      (20,000)             -
 Collections of notes receivable from affiliates                8,644          10,960
 Net proceeds from fire settlement                            251,613               -
 Other                                                        (84,622)        (75,902)
                                                            ---------       ---------
 Net cash used in investing activities                     (1,380,287)     (4,240,034)

Cash flows from financing activities:
 Payments on long-term borrowings                          (1,817,619)     (3,751,727)
 Proceeds from long-term borrowings                           523,356       6,148,792
 Payments on capital lease obligations                       (417,729)       (257,182)
 Distributions to Partners                                 (1,033,476)     (1,042,962)
 Repurchase of units                                          (43,286)       (288,310)
 General Partners' distributions
  from Operating Partnerships                                 (11,234)        (11,469)
 Minority interests' distributions
  from Operating Partnerships                                  (4,500)        (53,500)
                                                            ---------       ---------
 Net cash provided by (used in) financing activities       (2,804,488)        743,642
                                                            ---------       ---------
 Net increase (decrease) in cash and cash equivalents          70,837        (451,414)

Cash and cash equivalents at beginning of period              788,485         742,452
                                                            ---------       ---------
Cash and cash equivalents at end of period                 $  859,322      $  291,038
                                                            =========       =========

                              See accompanying notes.




                  AMERICAN RESTAURANT PARTNERS, L.P.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     Nine Periods Ended September 25, 2001 and September 26, 2000


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


2.  Subsequent Events
    -----------------

On October 1, 2001 the Partnership declared a distribution of $0.10 per unit to all unitholders of record as of October 12, 2001. The distribution is not reflected in the September 25, 2001 consolidated condensed financial statements.


3.  Reclassifications
    -----------------

Certain amounts shown in the 2000 consolidated condensed financial statements have been reclassified to conform with the 2001 presentation.


4.  Fire Settlement
    ---------------

During the first quarter of 2001, the Partnership incurred a fire at one of its restaurants. The property was insured for replacement cost and the Partnership realized a third quarter gain of $159,203 upon final settlement of the claim.





                  AMERICAN RESTAURANT PARTNERS, L.P.

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     Nine Periods Ended September 25, 2001 and September 26, 2000


5.  Supplemental Cash Flow Information
    ----------------------------------
                                              Nine Periods Ended
                                             9/25/01      9/26/00
                                             -------      -------
Cash paid for interest                     $2,335,820   $2,235,311
Noncash investing and
 financing activity:
   Distributions offset against
     notes receivable                          78,678       92,473
   Reduction of notes
     receivable recorded as
     compensation expense                      36,796       41,056
   Equipment acquired through
     capital lease                            202,573    1,461,151




               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of September 25, 2001, the Partnership operated 71 traditional Pizza Hut red roof restaurants, 14 delivery/carryout units and 2 dualbrand locations.

Comparison of the Three and Nine Periods Ended September 25, 2001
-----------------------------------------------------------------
with the Three and Nine Periods Ended September 26, 2000
--------------------------------------------------------

Net sales for the three periods ended September 25, 2001 were $16,013,000, which was a $924,000, or 6.1%, increase over net sales of $15,089,000 reported for the same three periods of 2000. For the year-to-date, net sales increased $2,828,000, or 6.3% over the prior year. Comparable restaurant sales increased 6.1% for the quarter and 7.9% for the year-to-date. The third quarter sales increase was primarily attributable to a more successful local marketing promotion. Year-to-date comparable restaurant sales were also bolstered by a more successful national marketing promotion during the first quarter of 2001 compared to the prior year, as well as the successful introduction of a new product, Twisted Crust Pizza in the second quarter of 2001.

Results of Operations
  as a Percentage of Sales:

                                      Three Periods      Nine Periods
                                          Ended             Ended
                                    9/25/01  9/26/00   9/25/01  9/26/00
                                    -------  -------   -------  -------
Cost of sales                         26.6%    25.1%     25.8%    24.6%
Restaurant labor
  and benefits                        29.0%    28.6%     29.2%    28.9%
Advertising                            6.3%     6.5%      6.2%     6.6%
Other restaurant operating
  expenses exclusive of
  depreciation and amortization       19.2%    19.6%     19.0%    18.9%
General and administrative:
 Management fees                       6.3%     6.2%      6.2%     6.2%
 Other                                 1.8%     1.6%      1.7%     1.8%
Depreciation and amortization          5.0%     4.8%      4.9%     4.6%

Income from operations                 5.8%     7.6%      7.0%     8.5%

Income from operations for the three periods ended September 25, 2001 decreased $219,000 from $1,151,000 to $932,000, a 19.0% decrease from the same three periods of 2000. Year-to-date income from operations decreased $446,000, or 11.8%, from $3,769,000 to $3,323,000.

Cost of sales as a percentage of net sales increased 150 and 120 basis points for the quarter and year-to-date, respectively. This increase was primarily attributable to a 25% increase in cheese costs during the third quarter, and a 20% increase in cheese costs year-to-date.

Labor and benefits expense for the quarter and year-to-date increased 40 and 30 basis points, respectively, primarily due to increasing wage rates that were not offset by productivity gains.

Advertising expense decreased 20 basis points for the quarter and 40 basis points year-to-date compared to the same periods of the prior year. These decreases were achieved by successfully negotiating lower rates and reducing local marketing spending levels.

Other restaurant operating expenses decreased 40 basis points for the quarter but increased 10 basis points year-to-date. The decrease for the quarter was primarily a result of a $125,000 vendor credit received in third quarter of 2001. The year-to-date increase was primarily due to increases in utilities, primarily gas, and increased delivery driver reimbursements early in the year as a result of higher gasoline prices and increased competition for drivers.

Depreciation and amortization expense increased 20 basis points for the quarter and 30 basis points year-to-date primarily due to additional point-of-sale terminals under capital leases.

For the quarter, the Partnership had net income of $268,000, a $52,000 decrease over the prior year's net income of $320,000. This decrease was primarily due to the decrease in income from operations noted above, which was partially offset by the gain on fire settlement of $159,000. The Partnership had year-to-date net income of $977,000, a decrease of $224,000 from the prior year net income of $1,201,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 25, 2001 the Partnership had a working capital deficiency of $9,111,000 compared to a working capital deficiency of $6,543,000 at December 26, 2000. This increase in working capital deficiency is primarily attributable to a $1,555,000 increase in the current portion of long-term debt which includes $523,000 of short-term financing obtained during the current year for the purchase of previously leased restaurants. The remaining increase in the current portion of long-term debt is a result of the maturation of debt acquired in the prior year for the purchase of previously leased restaurants. The increase in working capital deficiency is also attributable to a $1,712,000 increase in accounts payable. The Partnership anticipates completing a sale and leaseback transaction on seven real estate properties it currently owns in January of 2002. The proceeds from this transaction will result in the retirement of $1,300,000 of current debt and an increase in working capital of $1,400,000. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.


NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine periods ended September 25, 2001, net cash provided by operating activities amounted to $4,223,000 compared to $3,045,000 for the nine periods ended September 26, 2000. This increase is primarily the result of a $1,712,000 increase in accounts payable during 2001 versus a $784,000 decrease in accounts payable in 2000.

INVESTING ACTIVITIES. Capital expenditures for the nine periods ended September 25, 2001 were $1,582,000 of which $196,000 was for the purchase of the land and building of a previously leased restaurant and $596,000 was for construction of new restaurants. The remainder was for replacement of equipment in existing restaurants.

FINANCING ACTIVITIES. Cash distributions declared during the nine periods ended September 25, 2001 were $1,033,000 amounting to $0.30 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the nine periods ended September 25, 2001, the Partnership's proceeds from borrowings amounted to $523,000. The Partnership opened two new delivery/carryout restaurants in the growing North Austin, Texas area during the second and third quarters. One unit replaced a unit destroyed by a fire earlier in the year. Both units are leased from unrelated third parties. The Partnership also plans to open one restaurant to replace an existing older restaurant during 2001. The land for this restaurant has been purchased. Additionally, the Partnership plans to open one delivery/carryout unit in January 2002, which will be leased from an unrelated third party. Management anticipates spending approximately $725,000 for the buildings and equipment at these two locations. Development of the new restaurants will be financed through existing lenders. Management anticipates spending an additional $100,000 during the remainder of 2001 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.



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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:  11/08/01          By:   /s/Hal W. McCoy
       --------                ------------------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer



Date:  11/08/01          By:   /s/Terry Freund
       --------                ------------------------------------
                               Terry Freund
                               Chief Financial Officer