Form 10-K
period 2001-12-25
AMERICAN RESTAURANT PARTNERS L P
filed 2002-03-22
CIK 817900

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended December 25, 2001

                             OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

      For the transition period from _______ to _______

                         Commission File Number 1-9606

                       AMERICAN RESTAURANT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

     Delaware                                                    48-1037438
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3020 North Cypress Road, Suite 100
Wichita, Kansas                                                       67226
(Address of principal executive offices)                            (Zip code)

Registrant's telephone number, including area code:  (316) 634-1190

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. (X)

As of March 1, 2002 the aggregate market value of the income preference units held by non-affiliates of the registrant was $2,262,377.


                                 PART I
                                 ------

Item 1.   Business
          --------

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

As of December 25, 2001, the Partnership owned and operated a total of 87 restaurants (collectively, the "Restaurants"). APP owned and operated 52 traditional "Pizza Hut" restaurants, 6 "Pizza Hut" delivery/carryout facilities and 3 dualbrand locations. During 2001, APP opened two "Pizza Hut" delivery/carryout restaurants and closed one traditional restaurant. Magic owned and operated 17 traditional "Pizza Hut" restaurants and 9 "Pizza Hut" delivery/carryout facilities. The following table sets forth the states in which the Partnership's Pizza Hut Restaurants are located:

               Units        Units        Units        Units
              Open At     Opened in    Closed in     Open At
             12-26-00        2001         2001      12-25-01
             --------     ---------    ---------    --------
Georgia          8            --           --           8
Louisiana        1            --           --           1
Montana         18            --           --          18
Texas           25             2            1          26
Wyoming          8            --           --           8
Oklahoma        26            --           --          26
               ---           ---          ---         ---
  Total         86             2            1          87
               ===           ===          ===         ===


Financial Information About Industry Segments
---------------------------------------------
The restaurant industry is the only business segment in which the Partnership operates.

Narrative Description of Business
---------------------------------
The Partnership operates the Restaurants under license from Pizza
Hut, Inc. ("PHI"), a subsidiary of Tricon Global Restaurants, Inc. ("Tricon") which was created with the spin-off of PepsiCo, Inc.'s restaurant division. Since it was founded in 1958, Pizza Hut has become the world's largest pizza restaurant chain in terms of both sales and number of restaurants. As of year-end 2001, there were over 6,500 units in the United States and more than 4,100 units located outside the United States (both excluding licensed units). PHI owns and operates approximately 26% of the Pizza Hut restaurants in the United States and 40% of those in foreign countries.

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

AmeriServe Food Distribution, Inc. (AmeriServe) provided substantially all of the distribution services to the Partnership beginning in 1997. The Partnership entered into a five-year exclusive food and supplies distribution agreement with AmeriServe effective January 1, 1999. The initial term of the agreement was to expire December 31, 2003. Thereafter, the agreement could be renewed for successive one-year terms upon the written agreement of the parties. The terms of the contract provide incentives for using more efficient distribution practices and resulted in a reduction in the distribution costs incurred by the Partnership.

On January 31, 2000 AmeriServe filed for protection under the U.S. Bankruptcy Code. McLane Company, Inc., a subsidiary of Wal-Mart Stores, Inc., completed the purchase of AmeriServe's U.S. distribution business on November 30, 2000. As part of the sale, the Partnership agreed to a two-year contract extension which included a 5% increase in distribution fees.

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

Future Expansion. Under the terms of the Franchise Agreements, the Partnership has the right to open additional Pizza Hut restaurants within certain designated territories. The Partnership is not obligated to open any new restaurants in 2002 or future years.

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

Employees
---------
As of March 1, 2002, the Partnership did not have any employees.
The Operating Partnerships had approximately 2,200 employees at the Restaurants. Each Restaurant is managed by one restaurant manager and one or more assistant restaurant managers. Many of the other employees are employed only part-time and, as is customary in the restaurant business, turnover among the part-time employees is high. The Partnership is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The Restaurants' employees are supervised by employees of the Management Company which has its principal offices in Wichita, Kansas. The Management Company has a total of 43 employees which devote all or a significant part of their time to management of the Restaurants. In addition, the Partnership may employ certain management officials of the Management Company on a part-time basis. Employee relations are believed to be satisfactory.


Financial Information About Foreign and Domestic Operations and Export
----------------------------------------------------------------------
Sales
-----

The Partnership operates no restaurants in foreign countries.


Item 2. Properties
        ----------
The following table lists the location by state of Restaurants as of December 25, 2001.

                 Leased From         Leased From
               Unrelated Third    Affiliate of the
                  Parties         General Partners    Owned     Total
                  -------         ----------------    -----     -----

Georgia              1                   -               7         8
Louisiana            -                   -               1         1
Montana              9                   -               9        18
Oklahoma            24                   -               2        26
Texas               11                   -              15        26
Wyoming              1                   1               6         8
                   ---                 ---             ---       ---
Total               46                   1              40        87
                   ===                 ===             ===       ===

Six of the properties are subject to ground leases from unrelated third parties. The property leased from an affiliate of the General Partners is subject to a mortgage or deed of trust. Most of the properties, including that owned by an affiliate of the General Partners are leased for a minimum term of at least five years and are subject to one or more five-year renewal options. Management believes leases with initial or optional renewal periods expiring within the next five years can be renewed for multiple-year periods, or the property can be purchased, without significant difficulty or unreasonable expense.

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

Item 3.  Legal Proceedings
         -----------------
As of December 25, 2001, the Partnership was not a party to any pending legal proceedings material to its business.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
Not applicable.


                              PART II
                              -------

Item 5.  Market for the Registrant's Class A Income Preference Units
         -----------------------------------------------------------
         and Related Security Holder Matters
         -----------------------------------
The Partnership's Class A Income Preference Units were traded on the American Stock Exchange under the symbol "RMC" through November 13, 1997. On that date, the Partnership delisted from the American Stock Exchange and limited trading of its units. The Partnership offers a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units. No units were matched during 2001 and 2000. Market prices for units during 2001 and 2000 were:

Calendar Period                    High           Low
-----------------------------------------------------
2001
----
  All Quarters                     $3.25        $3.25

2000
----
  All Quarters                     $3.25        $3.25

As of December 25, 2001, approximately 1,045 unitholders owned
American Restaurant Partners, L.P. Class A Income Preference Units of limited partner interest. Information regarding the number of unitholders is based upon holders of record excluding individual participants in security position listings.

Cash distributions to unitholders were:
                                                     Per
Record Date             Payment Date                 Unit
---------------------------------------------------------
2001
----
  January 12, 2001      January 26, 2001             $.10
  April 12, 2001        April 27, 2001                .10
  July 12, 2001         July 27, 2001                 .10
  October 12, 2001      October 26, 2001              .10
                                                      ---
  Cash distributed during 2001                       $.40
                                                      ===

2000
----
  January 14, 2000      January 28, 2000             $.10
  April 12, 2000        April 28, 2000                .10
  July 12, 2000         July 28, 2000                 .10
  October 12, 2000      October 27, 2000              .10
                                                      ---
  Cash distributed during 2000                       $.40
                                                      ===

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

Item 6.    Selected Financial Data
           -----------------------
           (in thousands, except per Unit data, number of Restaurants, and average weekly sales per Restaurant)


                                                             American Restaurant Partners, L.P.
                                              ----------------------------------------------------------------
                                                                         Year Ended
                                              December 25, December 26, December 28, December 29, December 30,
                                                  2001         2000         1999       1998 (d)       1997
                                              ------------ ------------ ------------ ------------ ------------
Income statement data:
   Net sales                                  $   63,817   $   60,505   $   57,820   $   43,544   $   38,977
   Income from operations                          4,932        5,178        3,990        2,443          433
   Net income (loss)                               1,829        1,372        1,315          809       (1,993)
   Net income (loss) per Partnership unit (a)       0.49         0.37         0.37         0.20        (0.50)

Balance sheet data:
   Total assets                               $   31,719   $   31,791   $   29,197   $   30,703   $   22,226
   Long-term debt                                 29,074       29,885       27,649       29,630       20,005
   Obligations under capital
      leases                                       2,592        2,572        1,495        1,543        1,645
   Partners capital (deficiency):
      General Partners                                (8)          (9)          (9)          (8)          (8)
      Class A                                      5,131        5,099        5,395        5,543        5,624
      Class B and C                               (9,146)      (9,416)      (9,252)     (10,058)      (8,322)
      Notes receivable from employees               (591)        (749)        (956)           -            -
      Cost in excess of carrying
         value of assets acquired                 (1,859)      (1,859)      (1,324)      (1,324)      (1,324)
      Cumulative comprehensive income (loss)           -            -            -         (108)          19
   Cash dividends declared per unit                 0.40         0.40         0.45         0.30         0.32

Statistical data:
   Capital expenditures: (b)
      Existing Restaurants                     $   1,132    $   2,092    $   1,078    $   2,465   $      889
      New Restaurants                                924          147          300          162          935
   Average weekly sales per
      Restaurant: (c)
        Red Roof                                  14,374       13,573       12,683       11,918       11,813
        Delivery/carryout facility/C-store        13,724       12,591       11,657       10,508        8,160
   Restaurants in operation
        at end of period                              87           86           87           89           63



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



Item 7.  Management's Discussion and Analysis of Consolidated
         ----------------------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------
Results of Operations
---------------------
The following discussion compares the Partnership's results for the years ended December 25, 2001, December 26, 2000 and December 28, 1999. This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere herein.


Net Sales
---------
Net sales for the year ended December 25, 2001 increased $3,312,000 from net sales of $60,505,000 in 2000 to net sales of $63,817,000 in 2001, a 5.5% increase. Comparable restaurant sales increased 6.3% over the prior year. The stronger than expected sales results in 2001 were achieved primarily from more successful marketing promotions during the year and the success of Twisted Crust Pizza introduced during the second quarter of 2001.

Net sales for the year ended December 26, 2000 increased $2,685,000 from net sales of $57,820,000 in 1999 to $60,505,000 in 2000, a 4.6%
increase. Comparable restaurant sales increased 6.4% over 1999. The 2000 sales increase was attributable primarily to continued improvement in restaurant operations and the success of the Insider Pizza introduced during the fourth quarter of 2000.


Income From Operations
----------------------
Income from operations for the year ended December 25, 2001 decreased $246,000 from $5,178,000 to $4,932,000, a 4.8% decrease from the year ended December 26, 2000. As a percentage of net sales, income from operations decreased from 8.6% of net sales for the year ended December 26, 2000 to 7.7% of net sales for the year ended December 25, 2001. Cost of sales increased as a percentage of net sales from 24.8% in 2000 to 25.6% in 2001 primarily due to significantly higher cheese costs. Labor and benefits expense increased as a percentage of net sales from 28.7% in 2000 to 28.9% in 2001. Advertising decreased as a percentage of net sales from 6.5% in 2000 to 6.1% in 2001. This decrease was achieved by successfully negotiating lower rates and reducing local market spending levels. Other restaurant operating expenses remained at 18.8% of net sales for both years. Additionally, general and administrative expenses remained at 8.0% of net sales for both years. Depreciation and amortization expense increased to 4.9% of net sales in 2001 compared to 4.7% of net sales in 2000.

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

Net Income
----------
Net income increased $457,000 to $1,829,000 for the year ended December 25, 2001 compared to net income of $1,372,000 for the year ended December 26, 2000. The 2001 period net income included a gain on fire settlement of $159,000 (see Note 9 of the accompanying financial statements). The 2000 period net income included a $409,000 charge to record the default of certain loans within the Partnership's pooled borrowings with FMAC (see Note 3 of the accompanying financial statements). Net income is net of minority interest in income of operating partnerships of $26,000 and $211,000 in 2001 and 2000, respectively. This $185,000 decrease is attributable to APP's purchase of an additional 39% of Magic in the third quarter of 2000, which reduced the minority interest in Magic from 40% to 1%.

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

At December 25, 2001, the Partnership had a working capital deficiency of $8,656,000 compared to a deficiency of $6,543,000 at December 26, 2000. The increase in working capital deficiency at December 25, 2001 is primarily a result of a $2,643,000 increase in current portion of long-term debt. Subsequent to December 25, 2001, the Partnership retired $2,463,000 of this current portion of long-term debt using proceeds from sale-leaseback transactions of real estate completed in January 2002. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Net Cash Provided by Operating Activities
-----------------------------------------
During 2001, net cash provided by operating activities amounted to $5,131,000, a decrease of $282,000 over 2000. This decrease is primarily attributable to a $246,000 decrease in income from operations. Non-operating items of income and expense include a noncash charge in 2000 of $409,000 to record a loss on default in pooled loans.

Investing Activities
--------------------
Capital expenditures for 2001 were $2,056,000, of which $196,000 was for the purchase of the land and building of a previously leased restaurant. Capital expenditures for construction of new or replacement restaurants totaled $924,000. The remaining capital expenditures were for replacement of equipment in existing restaurants. Equipment costs included above totaling $295,000 for two new restaurants in Texas were subsequently sold in sale-leaseback transactions. Therefore, the proceeds from the sale-leaseback transactions of $295,000 are included in proceeds from the sale of property and equipment. The Partnership also received insurance proceeds of $252,000 due to a restaurant fire.

Financing Activities
--------------------
Cash distributions paid in 2001 totaled $1,376,000 and amounted to $0.40 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.


During 2001, the Partnership's proceeds from long-term borrowings amounted to $1,724,000 of which $287,000 was used to purchase previously leased restaurants and $150,000 was used to purchase equipment of a new restaurant. The remainder was used primarily to replenish operating capital. The Partnership plans to open two new restaurants during 2002. The land for one of these new restaurants has been purchased. Management anticipates spending approximately $800,000 for the building and equipment at this location. The other restaurant, a delivery/carryout unit leased from an unrelated third party, opened in the first quarter of 2002. Management anticipates the cost of developing this location at approximately $200,000. Development of the new restaurants will be financed through existing lenders. Management anticipates spending $508,000 in 2002 for recurring replacement of equipment in existing restaurants which the Partnership expects to finance from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

Other Matters
-------------
On January 31, 2000 AmeriServe, the Partnership's primary supplier of food ingredients and dry goods, filed for protection under the U.S. Bankruptcy Code. McLane Company, Inc., a subsidiary of Wal-Mart Stores, Inc., completed the purchase of AmeriServe's U.S. distribution business on November 30, 2000. As part of the sale, the Partnership agreed to a two-year contract extension and will incur a 5% increase in distribution fees. The overall impact of the increased distribution fees on cost of sales is approximately 0.1%.

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

The Partnership delisted from the American Stock Exchange effective November 13, 1997 and limited trading of its units. As a result, the Partnership will continue to be taxed as a partnership rather than being taxed as a corporation. The Partnership offers a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units.

Effects of Inflation and Future Outlook
---------------------------------------
Inflationary factors such as increases in food and labor costs directly affect the Partnership's operations. Because most of the Partnership's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will effect the Partnership's labor costs. The Partnership cannot always effect immediate price increases to offset higher costs and no assurance can be given the Partnership will be able to do so in the future. Management anticipates an increase in the minimum wage during the last part of 2002. While an increase in the minimum wage would increase the Partnership's labor costs, due to the uncertainty regarding legislation on the matter, management cannot reliably estimate the potential impact on labor costs at this time.

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

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
See the consolidated financial statements and supplementary data listed in the accompanying "Index to Consolidated Financial Statements and Supplementary Data" on Page F-1 herein. Information required for financial statement schedules under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

Item 9.  Changes in and Disagreements with Accountants on Accounting
         -----------------------------------------------------------
         and Financial Disclosure
         ------------------------
The Partnership filed a Form 8-K to report a change in certifying accountants with the firm of Ernst & Young LLP being replaced by Grant Thornton LLP effective September 9, 1999.


                            PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
RAM, as the Managing General Partner, is responsible for the management and administration of the Partnership under a Management Services Agreement with the Operating Partnerships. Partnership management services include, but are not limited to: preparing and reviewing projections of cash flow, taxable income or loss, and working capital requirements; conducting periodic physical inspections, market surveys and continual Restaurant reviews to determine when assets should be sold and, if so, determining acceptable terms of sale; arranging any debt financing for capital improvements or the purchase of assets; supervising any litigation involving the Partnerships; preparing and reviewing Partnership reports; communicating with Unitholders; supervising and reviewing Partnership bookkeeping, accounting and audits; supervising the presentation of and reviewing Partnership state and federal tax returns; personnel functions, and supervising professionals employed by the Partnerships in connection with any of the foregoing, including attorneys, accountants and appraisers.

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

                        Present Position with the Management
                        Company and Business Experience for
Name              Age   Past 5 Years
----              ---   ------------------------------------------
Hal W. McCoy       56   Chairman, Chief Executive Officer
                        and sole director. McCoy holds a Bachelor of Arts degree from the University of Oklahoma. From 1970 to 1974, he was at different times Marketing Manager at PHI, where he was responsible for consumer research, market research, and market planning, and Systems Manager, where he was responsible for the design and installation of PHI's first management data processing system. In 1974, he founded the predecessor to the Management
                        Company and today owns or has controlling ownership in entities operating a combined total of 120 franchised "Pizza Hut" and "Long John Silver's" restaurants.

Hal W. McCoy II    34   President.  McCoy holds a Bachelor of
                        Science degree in Business Administration from the University of Kansas. In 1990, he founded, owned and operated CenTex Pizza
                        Partners, L.P., which operated four Pizza
                        Huts in Texas.  After improving the
                        operations and selling CenTex in 1992, he joined the Management Company where he currently oversees all operations for the Pizza Huts and Long John Silver's managed by the Management Company.

J. Leon Smith      59   Vice President.  Smith holds a Bachelor of
                        Science degree in Hotel and Restaurant
                        Management from Oklahoma State University and a Juris Doctorate from the University of Oklahoma. He has been employed by McCoy since 1974, first as Director of Operations for the Long John Silver's division and then as Director of Real Estate Development and General Counsel.

Terry Freund       46   Chief Financial and Accounting Officer.
                        Freund holds a Bachelor of Arts degree in Accounting from Wichita State University.
                        He has been employed by McCoy since 1984.
                        He is responsible for virtually all of the financial and administrative functions in the company.

Item 11. Executive Compensation
         ----------------------
The executive officers of the Management Company perform services for all of the restaurants managed by the Management Company, including the Restaurants. Cash compensation of executive officers of the Management Company who are also officers of affiliated companies is allocated for accounting purposes among the various entities owning such restaurants on the basis of the number of restaurants each entity owns. Only the compensation of the Chief Executive Officer, President, and Chief Financial Officer is shown below as the other officer's total cash compensation does not exceed $100,000. Neither RAM nor the Operating Partnerships compensate their officers, directors or partners for services performed, and the salaries of the executive officers of the Management Company are paid out of its management fee and not directly by the Partnership.


                       SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                                        -------------------
Name and                                                   Allocable to
Principal Position           Year  Salary   Bonus   Total   Partnership
------------------           ----  ------   -----   -----   -----------
Hal W. McCoy                 2001 $159,181 $60,700 $219,881  $171,850
  Chief Executive Officer    2000  173,858  83,878  257,736   199,283
                             1999  174,831  47,969  222,800   176,389

Hal W. McCoy II              2001  128,574  62,252  190,826   139,246
  President    		     2000  106,257  74,950  181,207   145,310
                             1999   97,765  32,899  130,664    98,725

Terry Freund		     2001  109,523  61,009  170,532   126,128
  Assistant Secretary and    2000  103,900  59,732  163,632   129,673
  Chief Financial and	     1999   96,227  30,078  126,305    96,739
  Accounting Officer


Incentive Bonus Plan
--------------------
The Management Company maintains a discretionary supervisory incentive bonus plan (the "Incentive Bonus Plan") pursuant to which approximately 24 employees in key management positions, including Mr. McCoy are eligible to receive quarterly cash bonus payments if certain management objectives are achieved. Performance is measured each quarter and bonus payments are awarded and paid at the discretion of Mr. McCoy. The amounts paid under this plan for fiscal year 2001, 2000 and 1999 to Mr. McCoy, Mr. McCoy II and Mr. Freund are included in the amounts shown in the cash compensation amounts set forth above. The total amount allocated to the Restaurants under the Incentive Bonus Plan for the fiscal year ended December 25, 2001 was $486,488 of which $128,849 was paid to all executive officers as a group. Bonuses paid under the Incentive Bonus Plan are paid by the Operating Partnerships.

The Incentive Bonus Plan in effect for the fiscal year ending December 25, 2001 provides for payment of aggregate supervisory bonuses in an amount equal to 15% of the amount by which the Partnership's income from operations plus depreciation and amortization expenses exceed a prescribed threshold. The threshold generally represents capital expenditures, interest and principal payments on Partnership debt, and cash distributions. For the fiscal year ended December 25, 2001 the Partnership's income from operations plus depreciation and amortization expenses was $8,038,833.

Class A Unit Option Plan
------------------------
The Partnership, APP, RAM and the Management Company have adopted a Class A Unit Option Plan (the "Plan") pursuant to which 75,000 Class A Units are reserved for issuance to employees, including officers, of the Partnership, APP, RAM and the Management Company. Participants will be entitled to purchase a designated number of Units at an option price which shall be equal to the fair market value of the Units on the date the option is granted. Options granted under the Plan will be for a term to be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and shall not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. The Plan is administered by the Managing General Partner which, among other things, designates the individuals to whom options are granted, the number of Units for which such options are to be granted and other terms of grant. The executive officers have no outstanding options at December 25, 2001.


Item 12. Security Ownership of Certain Beneficial Owners and
         ---------------------------------------------------
         Management
         ----------

PRINCIPAL UNITHOLDERS
---------------------
The following table sets forth, as of March 1, 2002, information with respect to persons known to the Partnership to be beneficial owners of more than five percent of the Class A Income Preference
Units, Class B or Class C Units of the Partnership:

                  Name & Address       Amount & Nature
Title              of Beneficial        of Beneficial           Percent
of Class               Owner              Ownership            of Class
--------          --------------       ---------------         --------
Class A Income
Preference Units  None

Class B           Hal W. McCoy             641,537 (1)           59.17%
                  3020 N. Cypress Rd.
                  Suite 100
                  Wichita, KS  67226

Class B           Hal W. McCoy II           84,105                7.76%
                  3020 N. Cypress Rd.
                  Suite 100
                  Wichita, KS  67226

Class B           John Hunter              116,564               10.75%
                  117 Lilac Lane
                  San Antonio, TX  78209

Class C           Hal W. McCoy           1,246,876 (1)           65.85%
                  3020 N. Cypress Rd.
                  Suite 100
                  Wichita, KS  67226

Class C           Hal W. McCoy II          141,129                7.45%
                  3020 N. Cypress Rd.
                  Suite 100
                  Wichita, KS  67226

Class C           John Hunter              106,536                5.63%
                  117 Lilac Lane
                  San Antonio, TX  78209

(1)	Hal W. McCoy beneficially owns 95.75% of RMC Partners, L.P. which owns
671,164 Class B Units and 1,297,266 Class C Units. Mr. McCoy owns 95.65% of RMC American Management, Inc. which owns 3,680 Class C Units. Mr. McCoy has voting authority over the units.


                     SECURITY OWNERSHIP OF MANAGEMENT


The following table sets forth, as of March 1, 2002, the number of Class A Income Preference Units, Class B Units, or Class C Units beneficially owned by the director and by the director and executive officers of both RAM and the Management Company as a group.

Title             Name of            Amount & Nature         Percent
of Class      Beneficial Owner   of Beneficial Ownership    of Class
--------      ----------------   -----------------------    --------
  B           Hal W. McCoy               641,537 (1)          59.17%
  C           Hal W. McCoy             1,246,876 (1)          65.85%
  B           Director & all             807,069 (1)          74.44%
              officers as a group
             (4 Persons)
  C           Director & all           1,530,315 (1)          80.82%
              officers as a group
             (4 Persons)

(1)	See the table under "Principal Unitholders"


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
One of the Restaurants is located in a building owned by an affiliate of the General Partners. The lease provides for minimum annual rentals of $29,500 and is subject to additional rentals based on a percentage of sales in excess of a specified amount. The lease is a net lease, under which the lessee pays the taxes, insurance and maintenance costs. The lease is for an initial term of 15 years with options to renew for three additional five-year periods. Although this lease was not negotiated at arm's length, RMC believes that the terms and conditions thereof, including the rental rate, is not less favorable to the Partnership than would be available from unrelated parties.

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


                              PART IV

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K
          ------------------------------------------------------

(a)   1.  Financial statements
          --------------------
          See "Index to Consolidated Financial Statements and
          Supplementary Data" which appears on page F-1 herein.

      3.  Exhibits
          --------
          The exhibits filed as part of this annual report are listed in the "Index to Exhibits" at page 29.

(b)   Reports on Form 8-K
      -------------------
          During the third quarter of 1999, the Partnership filed a Form 8-K dated September 9, 1999 reporting a change in certifying accountants.


                       INDEX TO EXHIBITS
                          (Item 14(a))

Exhibit
  No.   Description of Exhibits                             Page/Notes
------- -----------------------                             ----------
  3.1   Amended and Restated  Certificate of Limited
        Partnership of American Restaurant Partners, L.P.       A
  3.2   Amended and Restated Agreement of Limited
        Partnership of American Restaurant Partners, L.P.       A
  3.3   Amended and Restated Certificate of Limited
        Partnership of American Pizza Partners, L.P.            A
  3.4   Amended and Restated Agreement of Limited
        Partnership of American Pizza Partners, L.P.            A
  4.1   Form of Class A Certificate                             A
  4.2   Form of Application for Transfer of Class A Units       A
 10.1   Management Services Agreement dated
        June 26, 1987 between American Pizza
        Partners, L.P. and RMC American Management, Inc.        A
 10.2   Management Services Agreement dated
        June 26, 1987 between RMC American
        Management, Inc. and Restaurant Management
        Company of Wichita, Inc.                                A
 10.3   Form of Superseding Franchise Agreement
        between the Partnership and Pizza Hut, Inc.
        and schedule pursuant to Item 601 of
        Regulation S-K.	                                        A
 10.4   Form of Blanket Amendment to Franchise Agreements       A
 10.5   Incentive Bonus Plan                                    A
 10.6   Class A Unit Option Plan                                B
 10.7   Revolving Term Credit Agreement dated
        June 29, 1987 between American Pizza
        Partners, L.P. and the First National Bank
        in Wichita                                              C
 10.8   Form of 1990 Franchise Agreement between the
        Partnership and Pizza Hut, Inc. and schedule
        pursuant to Item 601 of Regulation S-K	                D
 10.9   Contribution Agreement, dated as of February 1,
        1996, relating to the closing date of March 13,
        1996, by and among American Pizza Partners, L.P.,
        Hospitality Group of Oklahoma, Inc., RMC American
        Management, Inc., Restaurant Management Company
        of Wichita, Inc. and Oklahoma Magic, L.P.               E
 10.10  Settlement Agreement between Oklahoma Magic, L.P.
        and Hospitality Group of Oklahoma, Inc.	                F
 23.1   Consent of Grant Thornton L.L.P.                     F-23



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

                                    AMERICAN RESTAURANT PARTNERS, L.P.
                                              (Registrant)
                                    By:  RMC AMERICAN MANAGEMENT, INC.
                                         Managing General Partner



Date: 3/22/02                       By:  /s/Hal W. McCoy
      -------                            ---------------
                                         Hal W. McCoy
                                         Chairman and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                    Title                                  Date
----                    -----                                  ----

/s/Hal W. McCoy         Chairman and Chief Executive Officer  3/22/02
---------------         (Principal Executive Officer)         -------
Hal W. McCoy            of RMC American Management, Inc.



/s/Terry Freund         Chief Financial and Accounting        3/22/02
---------------         Officer                               -------
Terry Freund



              Index to Consolidated Financial Statements
                        and Supplementary Data


The following financial statements are included in Item 8:
                                                                 Page
                                                                 ----
Report of Independent Certified Public Accountants . . . . .      F-2
Consolidated Balance Sheets as of December 25, 2001
    and December 26, 2000  . . . . . . . . . . . . . . . . .      F-3
Consolidated Statements of Income for the years ended
    December 25, 2001, December 26, 2000,
    and December 28, 1999  . . . . . . . . . . . . . . . . .      F-5
Consolidated Statements of Partners' Capital (Deficiency)
    for the years ended December 25, 2001,
    December 26, 2000 and December 28, 1999  . . . . . . . .      F-6
Consolidated Statements of Cash Flows for the
    years ended December 25, 2001, December 26, 2000,
    and December 28, 1999  . . . . . . . . . . . . . . . . .      F-7
Notes to Consolidated Financial Statements . . . . . . . . .      F-8

All financial statement schedules have been omitted since the required information is not present.




         Report of Independent Certified Public Accountants


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We have audited the accompanying consolidated balance sheets of American Restaurant Partners, L.P. (the Partnership) as of December 25, 2001 and December 26, 2000, and the related consolidated statements of income, partners' capital (deficiency), and cash flows for each of the three years in the period ended December 25, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American Restaurant Partners, L.P. at December 25, 2001 and December 26, 2000 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/Grant Thornton LLP



Wichita, Kansas
March 8, 2002





                      AMERICAN RESTAURANT PARTNERS, L.P.

                         CONSOLIDATED BALANCE SHEETS


                                                  December 25,     December 26,
         ASSETS                                       2001             2000
-----------------------------------               ------------     ------------
 Current assets:
  Cash and cash equivalents                        $ 1,594,934      $   788,485
  Accounts receivable                                  482,185          320,038
  Due from affiliates                                   64,668           66,244
  Notes receivable from
   affiliates - current portion                         16,173           15,221
  Inventories                                          397,821          407,413
  Prepaid expenses                                     359,592          307,894
                                                    ----------       ----------
  Total current assets                               2,915,373        1,905,295

 Property and equipment, at cost:
  Land                                               5,089,834        4,991,222
  Buildings                                          9,020,921        8,920,125
  Restaurant equipment                              13,613,104       13,502,699
  Leasehold rights and improvements                  8,662,927        8,259,820
  Property under capital leases                      3,999,874        3,538,902
  Construction in progress                             328,428                -
                                                    ----------       ----------
                                                    40,715,088       39,212,768
  Less accumulated depreciation and amortization    20,580,330       18,552,936
                                                    ----------       ----------
                                                    20,134,758       20,659,832

 Other assets:
  Franchise rights, net of accumulated
   amortization of $2,218,933 ($1,951,824 in 2000)   4,969,167        5,236,276
  Notes receivable from affiliates                      53,409           66,111
  Deposit with affiliate                               485,000          485,000
  Goodwill, net of accumulated
   amortization of $264,865 ($179,977 in 2000)       1,967,627        2,052,515
  Other                                              1,193,205        1,386,337
                                                    ----------       ----------
                                                     8,668,408        9,226,239
                                                    ----------       ----------
                                                   $31,718,539      $31,791,366
                                                    ==========       ==========


                      AMERICAN RESTAURANT PARTNERS, L.P.

                         CONSOLIDATED BALANCE SHEETS


                                                  December 25,     December 26,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)        2001             2000
----------------------------------------------    ------------     ------------
 Current liabilities:
  Accounts payable                                 $ 3,129,578      $ 2,719,592
  Due to affiliates                                     52,763          158,755
  Accrued payroll and other taxes                      981,542          899,140
  Accrued liabilities                                1,404,786        1,361,631
  Current maturities of long-term debt               5,406,737        2,763,409
  Current portion of capital lease obligations         596,356          545,381
                                                    ----------       ----------
  Total current liabilities                         11,571,762        8,447,908

 Long-term liabilities less current maturities:
  Capital lease obligations                          1,995,197        2,026,327
  Long-term debt                                    23,667,180       27,121,884
  Other noncurrent liabilities                         817,104          992,674
                                                    ----------       ----------
                                                    26,479,481       30,140,885

 Minority interests in Operating Partnerships          140,406          135,780
 Commitments and contingencies                               -                -

 Partners' capital (deficiency):
  General Partners                                      (8,358)          (8,727)
  Limited Partners:
   Class A Income Preference, authorized 875,000
    units; issued 696,813 units (707,138 in 2000)    5,131,262        5,099,355
   Classes B and C, issued 1,093,518 and
    1,912,648 class B and C units, respectively
    (1,095,018 and 1,915,148 units in 2000,
    respectively)                                   (9,146,027)      (9,415,842)
   Notes receivable employees - sale
    of partnership units                              (591,344)        (749,350)
   Cost in excess of carrying value
    of assets acquired                              (1,858,643)      (1,858,643)
                                                    ----------       ----------
  Total partners' capital (deficiency)              (6,473,110)      (6,933,207)
                                                    ----------       ----------
                                                   $31,718,539      $31,791,366
                                                    ==========       ==========

                            See accompanying notes.


                                AMERICAN RESTAURANT PARTNERS, L.P.

                                CONSOLIDATED STATEMENTS OF INCOME
                                 Years ended December 25, 2001,
                              December 26, 2000 and December 28, 1999

                                                            2001           2000           1999
                                                         ----------     ----------     ----------
 Net sales                                              $63,817,430    $60,504,753    $57,820,215

 Operating costs and expenses:
  Cost of sales                                          16,323,258     15,000,081     15,355,713
  Restaurant labor and benefits                          18,468,004     17,346,143     16,899,475
  Advertising                                             3,907,872      3,927,433      3,766,662
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                         11,995,322     11,379,040     10,834,915
  General and administrative:
   Management fees - related party                        3,970,991      3,738,150      3,582,943
   Other                                                  1,113,150      1,084,454        787,305
  Depreciation and amortization                           3,107,114      2,826,337      2,540,304
  Loss on restaurant closings                                     -         24,910         63,398
                                                         ----------     ----------     ----------
       Income from operations                             4,931,719      5,178,205      3,989,500

 Equity in loss of unconsolidated affiliates               (176,456)      (176,896)             -
 Interest income                                             27,680         39,117         25,994
 Interest expense                                        (3,087,641)    (3,047,986)    (3,014,620)
 Cure of (loss on) default of pooled loans                        -       (409,016)       423,900
 Loss on sale of investments held for sale                        -              -       (134,766)
 Gain on sale of restaurant                                       -              -        196,608
 Gain on fire settlement                                    159,203              -              -
                                                         ----------     ----------     ----------
                                                         (3,077,214)    (3,594,781)    (2,502,884)
                                                         ----------     ----------     ----------
 Income before minority interest                          1,854,505      1,583,424      1,486,616

 Minority interests in income of
  Operating Partnerships                                    (25,597)      (211,300)      (172,062)
                                                         ----------     ----------     ----------
 Net income                                             $ 1,828,908    $ 1,372,124    $ 1,314,554
                                                         ==========     ==========     ==========

 Net income allocated to Partners:
  Class A Income Preference                             $   345,227    $   270,654    $   298,258
  Class B                                               $   539,710    $   400,710    $   368,528
  Class C                                               $   943,971    $   700,760    $   647,768

 Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                                 699,849        741,052        813,642
  Class B                                                 1,094,107      1,097,151      1,005,338
  Class C                                                 1,913,630      1,918,702      1,767,105

 Basic and diluted income
  before minority interest per
  Partnership unit                                      $      0.50    $      0.42    $      0.41

 Basic and diluted minority interest
  per Partnership unit                                  $     (0.01)   $     (0.06)   $     (0.05)

 Basic and diluted net income
  per Partnership unit                                  $      0.49    $      0.37    $      0.37

 Distributions per Partnership unit                     $      0.40    $      0.40    $      0.45

                                      See accompanying notes.




                                                   AMERICAN RESTAURANT PARTNERS, L.P.

                                       Consolidated Statements of Partners' Capital (Deficiency)

                               Years ended December 25, 2001, December 26, 2000, and December 28, 1999




                         General Partners              Limited Partners                           Cost in
                         ---------------- -----------------------------------------              excess of
                             Classes B     Class A Income                               Notes    carrying
                               and C         Preference         Classes B and C      receivable  value of   Cumulative
                         ---------------- ----------------  -----------------------     from      assets   comprehensive
                         Units    Amounts Units    Amounts     Units      Amounts     employees  acquired  income (loss)   Total
                         -----    ------- -----    -------     -----      -------     ---------  --------  -------------   -----
Balance at
  December 29, 1998      3,940   $(8,245) 814,010 $5,543,603 2,611,859 $(10,058,014)$        - $(1,323,681)  $(108,441) $(5,954,778)

Net Income                   -     1,446        -    298,258         -    1,014,850          -           -           -    1,314,554
Change in unrealized
  loss on investments
  available-for-sale         -         -        -          -         -            -          -           -     108,441      108,441
                                                                                                                         ----------
Comprehensive income                                                                                                      1,422,995
Partnership distributions    -    (1,786)       -   (368,863)        -   (1,255,095)    77,024           -           -   (1,548,720)
Units purchased              -         -  (24,144)   (78,202)  (23,133)     (69,396)         -           -           -     (147,598)
Units sold to employees      -         -        -          -   437,500    1,115,625 (1,047,412)          -           -       68,213
Employee compensation
  - reduction of
  notes receivable           -         -        -          -         -            -     13,952           -           -       13,952
                         -----    ------  -------  --------- ---------  -----------   --------  ----------    --------   ----------
Balance at
  December 28, 1999      3,940    (8,585) 789,866  5,394,796 3,026,226   (9,252,030)  (956,436) (1,323,681)          -   (6,145,936)

Net Income                   -     1,438        -    270,654         -    1,100,032          -           -           -    1,372,124
Partnership distributions    -     1,580)       -   (297,229)        -   (1,208,044    117,551           -           -    1,389,302)
Units purchased              -         -  (82,728)  (268,866)  (25,000)     (69,750     47,705           -           -     (290,911)
Units sold to employees      -         -        -          -     5,000       13,950    (12,555)          -           -        1,395
Employee compensation
  - reduction of
  notes receivable           -         -        -          -         -            -     54,385           -           -       54,385
Purchase of Oklahoma
  Magic, L.P.'s minority
  interest from a
  related party              -         -        -          -         -            -          -    (534,962)          -     (534,962)
                         -----    ------  -------  --------- ---------  -----------   --------  ----------    --------   ----------
Balance at
  December 26, 2000      3,940    (8,727) 707,138  5,099,355 3,006,226   (9,415,842)  (749,350) (1,858,643)          -   (6,933,207)

Net Income                   -     1,944        -    345,227         -    1,481,737          -           -           -    1,828,908
Partnership distributions    -    (1,575)       -   (279,764)        -   (1,200,762)   106,097           -           -   (1,376,004)
Units purchased              -         -  (10,325)   (33,556)   (4,000)     (11,160)         -           -           -      (44,716)
Employee compensation
  - reduction of
  notes receivable           -         -        -          -         -            -     51,909           -           -       51,909
                         -----    ------  -------  --------- ---------  -----------   --------  ----------    --------   ----------
Balance at
  December 25, 2001      3,940   $(8,358) 696,813 $5,131,262 3,002,226 $ (9,146,027)$ (591,344)$(1,858,643)  $       -  $(6,473,110)
                         =====    ======  =======  ========= =========  ===========   ========  ==========    ========   ==========


                                                      See accompanying notes.



                            AMERICAN RESTAURANT PARTNERS, L.P.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

           Years Ended December 25, 2001, December 26, 2000, and December 28, 1999

                                                          2001            2000            1999
                                                          ----            ----            ----
Cash flows from operating activities:
 Net income                                           $ 1,828,908     $ 1,372,124     $ 1,314,554
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        3,107,114       2,826,337       2,540,304
   Equity in loss of unconsoliated affiliates             176,456         176,896               -
   Loss on default in pooled loans                              -         409,016               -
   Cure of default in pooled loans                              -               -        (423,900)
   Loss on disposition of assets                           39,266           5,786          20,150
   Loss on sale of investments held for sale                    -               -         134,766
   Loss on restaurant closings                                  -          24,910          63,398
   Minority interest in income of
     Operating Partnerships                                25,597         211,300         172,062
   Gain on sale of restaurants                                  -               -        (196,608)
   Unit compensation expense                               51,909          54,385          13,952
   Gain on fire settlement                               (159,203)              -               -
   Net change in operating assets and liabilities:
     Accounts receivable                                 (162,147)        (61,650)          6,366
     Due from affiliates                                    1,576           3,704          20,198
     Inventories                                            9,592           3,584          30,329
     Prepaid expenses                                     (51,698)        (37,594)         16,746
     Deposit with affiliate                                     -               -         (35,000)
     Accounts payable                                     409,986        (106,418)        378,601
     Due to affiliates                                   (105,992)         46,767        (114,334)
     Accrued payroll and other taxes                       82,402         148,666         114,669
     Accrued liabilities                                   43,155         184,125        (100,100)
     Other, net                                          (165,641)        151,557         169,344
                                                       ----------      ----------      ----------
 Net cash provided by operating activities              5,131,280       5,413,495       4,125,497

Investing activities:
 Purchase of minority interest in Magic                         -      (2,500,000)              -
 Investment in unconsolidated affiliates                 (127,298)       (341,952)              -
 Proceeds from sale of investments held for sale                -               -          42,310
 Additions to property and equipment                   (2,055,634)     (2,239,355)     (1,378,400)
 Proceeds from sale of property and equipment             349,278           6,538         209,118
 Proceeds from sale of restaurants                              -               -         717,639
 Purchase of franchise rights                                   -               -         (15,000)
 Collections of notes receivable from affiliates           11,750          14,151          17,229
 Net proceeds from fire settlement                        251,613               -               -
 Other, net                                                     -               -         (35,610)
                                                       ----------      ----------      ----------
 Net cash used in investing activities                 (1,570,291)     (5,060,618)       (442,714)

Financing activities:
 Payments on long-term borrowings                      (2,449,626)     (3,278,852)     (4,707,728)
 Proceeds from long-term borrowings                     1,723,856       5,105,739       3,129,500
 Payments on capital lease obligations                   (587,079)       (384,942)        (47,515)
 Distributions to Partners                             (1,376,004)     (1,389,302)     (1,548,720)
 Proceeds from issuance of Class B and C units                  -           1,395          68,213
 Repurchase of units                                      (44,716)       (290,911)       (147,598)
 General Partners' distributions
  from Operating Partnerships                             (14,971)        (15,221)        (16,429)
 Minority interests' distributions
   from Operating Partnerships                             (6,000)        (54,750)              -
                                                       ----------      ----------      ----------
 Net cash used in financing activities                 (2,754,540)       (306,844)     (3,270,277)
                                                       ----------      ----------      ----------
 Net increase in cash and cash equivalents                806,449          46,033         412,506

Cash and cash equivalents at beginning of period          788,485         742,452         329,946
                                                       ----------      ----------      ----------
Cash and cash equivalents at end of period            $ 1,594,934     $   788,485     $   742,452
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

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P., APP Concepts, L.C. and Oklahoma Magic, L.P., which are hereinafter collectively referred to as the Partnership. All significant intercompany transactions and balances have been eliminated.

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

A schedule of restaurants in operation for the periods presented in the accompanying consolidated financial statements is as follows:

                                                     2001   2000   1999
                                                     ----   ----   ----
Restaurants in operation at beginning of period       86     87     89
Opened                                                 2     --     --
Closed                                                (1)    (1)    (1)
Sold                                                  --     --     (1)
                                                     ---    ---    ---
Restaurants in operation at end of period             87     86     87
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

The estimated useful lives used in computing depreciation and amortization are as follows:

		Buildings                               10 to 30 years
		Restaurant equipment                     3 to  7 years
		Leasehold rights and improvements        5 to 20 years

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for renewals and betterments, which materially extend the useful lives for assets or increase their productivity, are capitalized. Depreciation expense was $2,621,072, $2,345,383, and $2,036,396 for the years ended December 25, 2001, December 26, 2000 and December 28, 1999, respectively.

AMORTIZATION OF GOODWILL

Goodwill resulting from APP's investment in Magic was amortized over 29 years using the straight-line method through December 25, 2001.

Effective December 26, 2001, goodwill will no longer be amortized but will be tested for impairment annually and whenever there is an impairment indicator (see also discussion in Effect of New Accounting Standards.)

INVESTMENTS IN AFFILIATES

Investments in affiliated entities owned less than 50% are accounted for on the equity method. Accordingly, consolidated net income includes the Partnership's share of their net income or loss.

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

Due to differences in the rules related to reporting income for financial statement purposes and for purposes of income tax returns by individual limited partners, the tax information sent to individual limited partners differs from the information contained herein. At December 26, 2001, the Partnership's reported amount of its net assets for financial statement purposes were more than the income tax bases of such net assets by approximately $741,000. The differences between net income in conformance with accounting principles generally accepted in the United States of America (US GAAP) and taxable income are as follows:

                                            2001        2000        1999
                                            ----        ----        ----

US GAAP net income                       $1,828,908  $1,372,124  $1,314,554

Depreciation and amortization               366,691     153,712      36,348
Capitalized leases                          (67,041)    (11,750)    (59,601)
Equity in earnings (loss)
  of affiliate                             (131,580)     89,127    (274,257)
Loss on restaurant closings                     158      (1,750)    (42,149)
Gain on disposition of assets                95,723       7,051     437,316
Unicap adjustment                            (2,140)      1,830       4,731
Loss on default of pooled loans                   -     313,465           -
Other                                       (45,696)     23,139     147,371
                                          ---------   ---------   ---------
Taxable income                           $2,045,023  $1,946,948  $1,564,313
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

ACCOUNTING FOR UNIT BASED COMPENSATION

The Partnership uses the intrinsic value-based method for measuring unit-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Partnership units at the grant date over the amount the employee must pay for the units. Required pro forma disclosures of compensation expense determined under the fair value method have not been presented as there are no material unvested options and no options have been granted in 2001, 2000 or 1999.

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

EFFECT OF NEW ACCOUNTING STANDARDS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets. Major provisions of this Statement and their effective dates for the Partnership are as follows:

 - Effective December 26, 2001, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization. Therefore, annual goodwill amortization of $84,888 will no longer be recognized by the Partnership.

 - Effective December 26, 2001, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

The Partnership has completed a transitional fair value based impairment test of goodwill as of December 26, 2001. This test indicated the carrying value of goodwill is not impaired at December 26, 2001. Therefore, the Partnership does not anticipate an impairment loss to be recognized as a result of this transitional testing.

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

Affiliates of the Management Company provide various other services for the Partnership including promotional advertising. In addition to participating in advertising provided by the franchisor, an affiliated
company   engages   in promotional activities to further   enhance
restaurant sales. The affiliate's fees for such services are based on the actual costs incurred and principally relate to the reimbursement of print and media costs. In exchange for advertising services provided directly by the affiliate, the Partnership pays a commission based upon 15% of the advertising costs incurred. Such costs were not significant in 2001, 2000 or 1999.

The Partnership maintains a deposit with the Management Company equal to approximately one and one-half month's management fee. Such deposit, $485,000 at December 26, 2001 and December 26, 2000, may be increased or decreased at the discretion of RAM.

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

The Partnership owns a 25% interest in a limited liability company
(LLC) which owns an airplane. The Management Company leases the airplane from the LLC on an hourly basis. The Partnership recorded a loss on the LLC of $154,166 and $156,398 at December 25, 2001 and December 26, 2000, respectively. The Partnership also owns a 4.34% interest in Seaside Pizza, LLC (Seaside), a company formed to acquire eleven Pizza Hut restaurants in New Jersey in December 2000. Certain Partnership principal unitholders are also owners of Seaside. The Partnership's share of Seaside's income was not significant for the years ended December 25, 2001 and December 26, 2000.

Transactions with related parties included in the accompanying consolidated financial statements and notes are summarized as follows:

                                 2001          2000          1999
                                 ----          ----          ----

Management fees               $3,970,991    $3,738,150    $3,582,943
Management Company bonuses       539,382       510,641       322,308
Advertising commissions           92,477        96,592        77,702
Accommodation fee (See Note 3)    90,911        94,982        98,710
Acquisition/divestiture fee
  on sale of assets                5,000        15,000        35,850
Development fees                  25,000             -             -

The Partnership has made advances to various affiliates under notes receivable which bear interest at market rates. The advances are to be received in varying installments with maturities as follows: 2002
- $16,173; 2003 - $11,629; 2004 - $10,452; 2005 - $11,434; 2006
- $10,058; Thereafter - $9,836. All such notes are guaranteed by the majority owner of the Partnership. In addition, the Partnership has certain other amounts due from and to affiliates which are on a noninterest bearing basis.

3.  LONG-TERM DEBT
    --------------

Long-term debt consists of the following at December 25, 2001 and December 26, 2000:

                                               2001           2000
                                               ----           ----
Notes payable to INTRUST Bank in
 Wichita, payable in monthly install-
 ments aggregating $132,262 including
 interest at fixed and variable rates
 from 6.0% to 10.00%, due at various
 dates through January 2007                $ 7,010,662    $ 8,707,682

Notes payable to INTRUST Bank in
 Wichita.  These notes were paid in
 full in January 2002 from the proceeds
 of a sale-leaseback transaction.            2,462,999              -

Notes payable to Franchise Mortgage
 Acceptance Company (FMAC) payable in
 monthly installments aggregating
 $255,543 including interest at fixed
 rates from 8.81% to 10.65%, due at
 various dates through May 2013             16,637,349     18,098,354

Notes payable to CNL Financial Services,
 Inc. payable in monthly installments
 aggregating $16,844, including interest
 at a fixed rate of 9.62%, through
 July 2019                                   1,711,436      1,747,048

Notes payable to Peachtree Franchise
 Finance, LLC payable in monthly
 installments of $11,854 including
 interest at a fixed rate of 10.05%,
 due June 2015                               1,048,906      1,083,813

Notes payable to various banks,payable
 in monthly installments aggregating
 $5,690, including interest at rates
 from 8.95% to 10.00%, due at various
 dates through January 2010                    202,565        248,396
                                            ----------     ----------

                                            29,073,917     29,885,293
Less current portion                         5,406,737      2,763,409
                                            ----------     ----------
                                           $23,667,180    $27,121,884
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

Certain borrowings through FMAC are part of loans "pooled" together with other franchisees in good standing and approved restaurant concepts, as defined, and sold to the secondary market. The Partnership has provided to FMAC a limited, contingent guarantee equal to 13% of the original loan balance for APP and 15% of the original loan balance for Magic ($409,814 and $507,222 at December 25, 2001 and December 26, 2000, respectively), referred to as the "Performance Guarantee Amount" (PGA). The Partnership promises to pay to FMAC up to the total of the PGA to the extent required to cover delinquent loans or defaults in the "pooled" loans. Each month, the Partnership pays to FMAC a "Periodic Guarantee Charge Amount" (PGCA) which is the monthly amortization of the PGA. If none of the other loans in the "pool" are delinquent in respect of any payment due or in default during a monthly period, the Partnership is entitled to a rebate of the PGCA. To the extent that the other loans in the "pool" are delinquent or in default, the amount of the PGCA rebate will be reduced proportionately. At December 25, 2001 and December 26, 2000, certain loans within the Partnership's "pool" were in default. This resulted in the Partnership recording loss on default of pooled loans of $409,016 during 2000. The loss recorded in 2000 included the Partnership's total liability for these defaulted loans under the PGA. During the year ended December 28, 1999 certain loans within the Partnership's "pool" that had been in default at December 29, 1998 were cured. This resulted in the Partnership writing off the remaining $423,900 of its liability for these formerly defaulted loans under the PGA. The PGA remains in effect until the loans are discharged, prepaid, accelerated, or mature, as defined in the secured promissory note.

All borrowings are secured by substantially all land, buildings, and equipment of the Partnership. In addition, all borrowings, except for the FMAC loans are supported by the guarantee of the majority owner of the Partnership.

Future annual long-term debt maturities, exclusive of capital lease commitments over the next five years are as follows: 2002 -
$5,406,737; 2003 - $4,527,283; 2004 - $3,051,954; 2005 - $3,494,779
and 2006 - $1,914,387.

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

Minimum and contingent rent payments for land and buildings leased from affiliates were $30,250 for each of the years ended December 25, 2001, December 26, 2000, and December 28, 1999.

The Partnership also leases point-of-sale terminals for its restaurants under capital lease arrangements. The leases contain initial lease terms ranging from 3 to 4 years and are guaranteed by the majority owner of the Partnership.

Total minimum and contingent rent expense under all operating lease agreements was as follows:

                              2001          2000          1999
                              ----          ----          ----
Minimum rentals            $1,191,257    $1,271,774    $1,263,873
Contingent rentals            264,565       277,858       231,070

Future minimum payments under capital leases and noncancelable operating leases with an initial term of one year or more at December 25, 2001, are as follows:

                                       Operating
                                      Leases With     Operating
                          Capital      Unrelated     Leases With
                          Leases        Parties       Affiliates
                        ----------     ----------     ----------
      2002              $  848,890     $1,024,944       $7,563
      2003                 733,921        907,718            -
      2004                 387,905        710,169            -
      2005                 322,353        547,002            -
      2006                 310,162        428,164            -
      Thereafter         1,095,534      1,089,149            -
                         ---------      ---------        -----
Total minimum payments	 3,698,765     $4,707,146       $7,563
Less interet             1,107,212      =========        =====
                         ---------
                         2,591,553
Less current portion       596,356
                         ---------
                        $1,995,197
                         =========

Amortization of property under capital leases, determined on the straight-line basis over the lease terms totaled $485,188, $360,575 and $82,149 for the years ended December 25, 2001, December 26, 2000, and December 28, 1999, respectively. The amortization is included in depreciation and amortization expense in the accompanying consolidated statements of income. The cost of property under capital leases was $3,999,874 at December 25, 2001 and $3,538,902 at December 26, 2000.
Accumulated amortization on such property under capital leases was $1,961,486 and $1,536,644 at December 25, 2001 and December 26, 2000,
respectively. Property under capital lease obligations included $2,017,406 of buildings and $1,982,468 of restaurant equipment at December 25, 2001 and $2,077,751 of buildings and $1,461,151 of restaurant equipment at December 26, 2000.

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

6.  DISTRIBUTIONS TO PARTNERS
    -------------------------

On January 2, 2002, the Partnership declared a distribution of $.10 per Unit to all Unitholders of record as of January 11, 2002. The distribution is not reflected in the December 25, 2001 consolidated financial statements.

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

A summary of Units under options in the Plan is as follows:

                                    Units         Option Price
                                    -----         ------------
Balance at December 28, 1999,
  December 26, 2000 and
  December 25, 2001                  625              $8.50

At December 25, 2001, options on 625 Units were exercisable. Unit options available for future grants totaled 48,611 at December 25, 2001 and December 26, 2000.

8.  SALE OF RESTAURANT
    ------------------

In December 1999, the Partnership sold substantially all the assets, including land and building, of one restaurant. The Partnership recognized a gain of $196,608 on the sale.

9.  FIRE SETTLEMENT
    ---------------

In the first quarter of 2001, the Partnership incurred a fire at one of its restaurants. The property was insured for the replacement cost and the Partnership realized a gain of $159,203 upon final settlement of the claim.

10.  CLASS B AND C RESTRICTED UNITS SOLD TO EMPLOYEES
     ------------------------------------------------

During 2000 and 1999, the Partnership issued 5,000 and 437,500 Class B and C Units, respectively, at $2.79 and $2.55 per unit, respectively, to certain employees in exchange for either a 10% down payment and notes receivable for the remaining 90% of the purchase price or for notes receivable for 100% of the purchase price. Notes receivable representing 40% or 50%, respectively, of the purchase price, together with interest thereon at a rate of 9%, will be repaid by the cash distributions paid on the units. Non-interest bearing notes receivable representing the remaining 50% of the purchase price will be reduced over a 4 1/2 year period through annual charges to compensation expense, included under the caption of "General and administrative-other" in the accompanying statements of income, as long as the employee remains employed by the Company. The units are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units in the event the employee is terminated for an amount equal to the greater of issue price or fair market value at the time of termination.

11.  PARTNERS' CAPITAL
     -----------------

During 2001, 2000 and 1999, the Partnership purchased 10,325, 82,728, and 24,144 Class A Income Preference Units for $33,556, $268,866, and $78,202, respectively. These Units were retired by the Partnership.

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

14.  SUBSEQUENT EVENT
     ----------------

Subsequent to December 25, 2001, the Partnership entered into operating and capital leases totaling $3,400,000 as a result of sale-leaseback transactions. The leases have twenty-year terms and are payable in monthly payments totaling $29,750 for the first year, with 1% annual increases in the monthly payment amounts.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------
The carrying amount reported on the balance sheets for financial instruments including cash and cash equivalents, notes receivable, and capital lease obligations approximates their fair value.

The fair value of long-term debt is estimated at $30,284,536 compared to its carrying value of $29,073,917 at December 25, 2001. Carrying value approximated fair value at December 26, 2000. Fair values are considered equal to carrying values for variable rate debt. The estimated fair value of fixed rate debt is based on discounted cash flow analysis using interest rates currently offered for debt with similar terms.

16.  QUARTERLY FINANCIAL DATA (unaudited)
     ------------------------------------

Unaudited quarterly consolidated statement of income information for the years ended December 25, 2001 and December 26, 2000 is summarized below:
                         First      Second       Third      Fourth
                        Quarter     Quarter     Quarter     Quarter
                        -------     -------     -------     -------
2001
----
Net sales             $15,598,592 $15,795,550 $16,012,524 $16,410,764
Income from
  operations            1,022,098   1,368,527     932,099   1,608,995
Net income                157,974     551,122     267,558     852,254
Basic and diluted
  net income per
  Partnership unit           0.04        0.15        0.07        0.23

2000
----
Net sales             $14,799,542 $14,690,511 $15,088,559 $15,926,141
Income from
  operations            1,366,166   1,252,186   1,150,891   1,408,962
Net income                436,491     445,259     319,505     170,869
Basic and diluted
  net income per
  Partnership unit           0.11        0.12        0.09        0.05

Fourth quarter 2000 net income includes a $409,016 loss on default in pooled loans. The loss on default was recorded in the quarter the Partnership received notification from FMAC (See Note 3).

17.  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                       2001        2000        1999
                                       ----        ----        ----
Cash paid during the year for
 interest                           $3,086,014  $3,050,092  $2,906,241
Noncash investing and financing
 activity:
  Issuance of units for notes
   receivable                                -      12,555   1,047,000
  Distributions offset against
   notes receivable                    106,097     117,551      77,024
  Unit repurchases offset
   against notes receivable             11,160      47,705           -
  Capital leases entered into          606,924   1,461,151           -
  Reduction of notes receivable
   recorded as compensation expense     51,909      54,385      13,952






                                               Exhibit 23.1



   CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated March 8, 2002, accompanying the consolidated financial statements included in the Annual Report of American Restaurant Partners, L.P. on Form 10-K for the year ended December 25, 2001. We hereby consent to the incorporation by reference of said report in the Registration Statement of American Restaurant Partners, L.P. on Form S-8 (No. 33-20784).


                             /s/Grant Thornton LLP

Wichita, Kansas
March 8, 2002