Form 10-Q
period 2002-03-26
AMERICAN RESTAURANT PARTNERS L P
filed 2002-05-10
CIK 817900

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.   20549


                           FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 26, 2002       Commission file number 1-9606


               AMERICAN RESTAURANT PARTNERS, L.P.
      (Exact name of registrant as specified in its charter)


        Delaware                                        48-1037438
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification)


3020 North Cypress Road, Suite 100
Wichita, Kansas                                             67226
(Address of principal executive offices)                  (Zip-Code)


Registrant's telephone number, including area code    (316) 634-1190


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


 YES [X]    NO [ ]



                    AMERICAN RESTAURANT PARTNERS, L.P.

                                  INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          March 26, 2002 and December 25, 2001                      1

          Consolidated Condensed Statements of Income
          for the Three Periods Ended March 26, 2002
          and March 27, 2001                                        2

          Consolidated Condensed Statements of Cash
          Flows for the Three Periods Ended
          March 26, 2002 and March 27, 2001                         3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           6-9


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         10




                       AMERICAN RESTAURANT PARTNERS, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                   March 26,     December 25,
               ASSETS                                2002            2001
-------------------------------------            ------------    ------------
 Current assets:
  Cash and cash equivalents                      $ 1,593,253      $ 1,594,934
  Accounts receivable                                457,677          482,185
  Due from affiliates                                 87,039           64,668
  Notes receivable from
    affiliates - current portion                      17,014           16,173
  Inventories                                        439,056          397,821
  Prepaid expenses                                   362,732          359,592

  Total current assets                             2,956,771        2,915,373
                                                  ----------       ----------
 Net property and equipment                       18,966,555       20,134,758

 Other assets:
  Franchise rights, net                            4,902,402        4,969,167
  Notes receivable from affiliates                    49,027           53,409
  Deposit with affiliate                             485,000          485,000
  Goodwill                                         1,967,627        1,967,627
  Other                                            1,157,771        1,193,205
                                                  ----------       ----------
                                                   8,561,827        8,668,408
                                                  ----------       ----------
                                                 $30,485,153      $31,718,539
                                                  ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
 Current liabilities:
  Accounts payable                               $ 2,324,714      $ 3,129,578
  Due to affiliates                                   90,549           52,763
  Accrued payroll and other taxes                    765,115          981,542
  Accrued liabilities                              1,121,249        1,404,786
  Current maturities of long-term debt             2,779,699        5,406,737
  Current portion of capital lease obligations       578,801          596,356
                                                  ----------       ----------
  Total current liabilities                        7,660,127       11,571,762

 Long-term liabilities less current maturities:
  Capital lease obligations                        3,880,192        1,995,197
  Long-term debt                                  23,201,028       23,667,180
  Other noncurrent liabilities                     1,215,345          817,104
                                                  ----------       ----------
                                                  28,296,565       26,479,481

  Minority interests in Operating Partnerships       152,193          140,406
  Commitments and contingencies                            -                -

  Partners' capital (deficiency):
    General Partners                                  (7,410)          (8,358)
    Limited Partners:
     Class A Income Preference                     5,294,581        5,131,262
     Classes B and C                              (8,504,066)      (9,146,027)
    Notes receivable employees - sale
     of partnership units                           (548,194)        (591,344)
    Cost in excess of carrying value
     of assets acquired                           (1,858,643)      (1,858,643)
                                                  ----------       ----------
    Total partners' deficiency                    (5,623,732)      (6,473,110)
                                                  ----------       ----------
                                                 $30,485,153      $31,718,539
                                                  ==========       ==========

                              See accompanying notes.



                      AMERICAN RESTAURANT PARTNERS, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                      Three Periods Ended
                                                   March 26,        March 27,
                                                     2002              2001
                                                  ----------       ----------

 Net sales                                       $17,518,696      $15,598,592

 Operating costs and expenses:
  Cost of sales                                    4,179,371        3,925,317
  Restaurant labor and benefits                    4,882,395        4,597,715
  Advertising                                      1,108,585          999,156
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization                   3,069,522        3,045,109
  General and administrative:
   Management fees - related party                 1,086,487          961,547
   Other                                             380,066          310,123
  Depreciation and amortization                      714,574          737,527
                                                  ----------       ----------
       Income from operations                      2,097,696        1,022,098

 Equity in loss of unconsolidated affiliates         (84,798)         (78,959)
 Interest income                                       5,927            7,684
 Interest expense                                   (748,959)        (789,767)
                                                  ----------       ----------
                                                    (827,830)        (861,042)
                                                  ----------       ----------
 Income before minority interest                   1,269,866          161,056

 Minority interests in income of
   Operating Partnerships                            (16,998)          (3,082)
                                                  ----------       ----------
 Net income                                      $ 1,252,868      $   157,974
                                                  ==========       ==========

 Net income allocated to Partners:
  Class A Income Preference                      $   237,063      $    29,953
  Class B                                        $   369,422      $    46,571
  Class C                                        $   646,383      $    81,450

 Weighted average number of Partnership
  units outstanding during period:
  Class A Income Preference                          696,346          704,279
  Class B                                          1,085,138        1,095,018
  Class C                                          1,898,682        1,915,148

 Basic and diluted income
  before minority interest per
  Partnership unit                               $      0.35      $      0.04

 Basic and diluted minority interest
  per Partnership unit                           $      0.00      $      0.00

 Basic and diluted net income
  per Partnership unit                           $      0.34      $      0.04

 Distributions per Partnership unit              $      0.10      $      0.10


                           See accompanying notes.





                      AMERICAN RESTAURANT PARTNERS, L.P.

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                         Three Periods Ended
                                                      March 26,       March 27,
                                                        2002            2001
                                                     ----------      ----------
Cash flows from operating activities:
 Net income                                         $ 1,252,868     $   157,974
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        714,574         737,527
   Equity in loss of unconsoliated affiliates            84,798          78,959
   Loss on disposition of assets                        121,535           4,379
   Minority interest in income of
     Operating Partnerships                              16,998           3,082
   Unit compensation expense                             15,113          13,328
   Net change in operating assets and liabilities:
     Accounts receivable                                 24,508         (35,380)
     Due from affiliates                                (22,371)         (8,940)
     Inventories                                        (41,235)        (29,062)
     Prepaid expenses                                    (3,140)        (10,102)
     Accounts payable                                  (804,864)        207,131
     Due to affiliates                                   37,786         (51,719)
     Accrued payroll and other taxes                   (216,427)       (149,519)
     Accrued liabilities                               (283,537)       (186,474)
     Other, net                                          51,662         (74,164)
                                                      ---------       ---------

 Net cash provided by operating activities              948,268         657,020

Investing activities:
 Investment in unconsolidated affiliates                (22,676)       (285,169)
 Additions to property and equipment                   (430,011)        (41,484)
 Proceeds from sale and leaseback of property
  and equipment                                       3,188,044               -
 Collections of notes receivable from affiliates          3,541           2,588
                                                      ---------       ---------

 Net cash provided by (used in) investing activities  2,738,898        (324,065)

Financing activities:
 Payments on long-term borrowings                    (3,193,440)       (601,081)
 Proceeds from long-term borrowings                     100,250         437,750
 Payments on capital lease obligations                 (171,843)       (130,727)
 Distributions to Partners                             (339,418)       (345,579)
 Repurchase of units                                    (79,185)        (13,439)
 General Partners' distributions
  from Operating Partnerships                            (3,711)         (3,750)
 Minority interests' distributions
   from Operating Partnerships                           (1,500)         (1,500)
                                                      ---------       ---------
 Net cash used in financing activities               (3,688,847)       (658,326)

 Net decrease in cash and cash equivalents               (1,681)       (325,371)
                                                      ---------       ---------
Cash and cash equivalents at beginning of period      1,594,934         788,485
                                                      ---------       ---------

Cash and cash equivalents at end of period          $ 1,593,253     $   463,114
                                                      =========       =========

                            See accompanying notes.


               AMERICAN RESTAURANT PARTNERS, L.P.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       Three Periods Ended March 26, 2002 and March 27, 2001


1.  General
    -------
The accompanying consolidated condensed financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. (APP), APP Concepts, LLC and Oklahoma Magic, L.P. (Magic). American Restaurant Partners, L.P., APP, APP Concepts, LLC and Magic are hereinafter collectively referred to as the Partnership. All significant intercompany balances and transactions have been eliminated. The consolidated condensed financial statements have been prepared without audit. The Balance Sheet at December 25, 2001 has been derived from the Partnership's audited financial statements. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 25, 2001.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership does not experience significant seasonality but sales continue to be largely driven through advertising and promotion.


2.  Subsequent Events
    -----------------
On April 1, 2002 the Partnership declared a quarterly distribution of $0.10 per unit, and an additional cash distribution of $0.055 per unit, for a total of $0.155 per unit to all unitholders of record as of April 12, 2002. The distribution is not reflected in the March 26, 2002 consolidated condensed financial statements.


3.  Supplemental Cash Flow Information
    ----------------------------------
                                             Three Periods Ended
                                             3/26/02     3/27/01
                                            ---------   ---------

Cash paid for interest                     $  781,451  $  777,004
Noncash investing and financing
 activity:
   Distributions offset against
     notes receivable                          28,037      25,643
   Reduction of notes receivable
     recorded as compensation expense          15,113      13,328
   Capital leases entered into as part
     of sale-leaseback transactions         2,039,283           -


4.  Goodwill
    --------
Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, was issued in June 2001 and adopted by the Partnership on December 26, 2001. SFAS 142 provides that goodwill is no longer amortized effective December 26, 2001, but is instead reviewed for impairment at least annually and whenever there is an impairment indicator. The Partnership has completed its transitional fair value based impairment test of goodwill, which indicated the value of goodwill is not impaired at December 26, 2001, and as a result, no impairment loss was recognized. Goodwill amortization for the three periods ended March 27, 2001 was approximately $22,000. Net income for the three periods ended March 27, 2001, adjusted to exclude goodwill amortization, would have been approximately $180,000.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
As of March 26, 2002, the Partnership operated 69 traditional Pizza Hut red roof restaurants, 16 delivery/carryout units and 3 dualbrand locations.

Comparison of the Three Periods Ended March 26, 2002
----------------------------------------------------
with the Three Periods Ended March 27, 2001
-------------------------------------------

Net sales for the first three periods of 2002 were $17,519,000, which was a $1,920,000, or 12.3%, increase over net sales of $15,599,000 reported for the first three periods of 2001.
Comparable restaurant sales increased 9.1%. The sales increase was primarily attributable to the successful introduction of a new product, P'ZONE in the first quarter of 2002. The sales increase is also attributable to a price increase the Partnership implemented at the end of the third quarter of 2001.

Results of Operations
  as a Percentage of Sales:

                                                Three Periods Ended
                                                 3/26/02   3/27/01
                                                 -------   -------
Cost of sales                                     23.9%     25.2%
Restaurant labor and benefits                     27.9%     29.5%
Advertising                                        6.3%      6.4%
Other restaurant operating expenses
  exclusive of depreciation and amortization      17.5%     19.5%
General and administrative:
 Management fees                                   6.2%      6.2%
 Other                                             2.2%      2.0%
Depreciation and amortization                      4.1%      4.7%

Income from operations                            12.0%      6.6%

Income from operations for the first three periods of 2002 increased $1,076,000 from $1,022,000 to $2,098,000, a 105.3% increase from the first three periods of 2001. Cost of sales as a percentage of net sales decreased 130 basis points compared to the same periods of the prior year primarily due to a decrease in the cost of meat toppings. The decrease is also attributable to the effect of the price increase the Partnership implemented at the end of the third quarter of 2001. Labor and benefits expense for the quarter decreased 160 basis points primarily due to efficiencies gained at higher sales levels. Other restaurant operating expenses decreased 200 basis points compared to the first three periods of 2001. The decrease in these costs was primarily attributable to a decrease in utilities as well as a $150,000 vendor rebate received in the first quarter of 2002. Depreciation and amortization expense decreased 60 basis points from the prior year as a result of no longer amortizing goodwill in 2002 in accordance with Statement of Financial Accounting Standards (SFAS) 142 (see Note 4 in Notes to Consolidated Condensed Financial Statements).

For the quarter, the Partnership had net income of $1,253,000, a $1,095,000 increase over the prior year's net income of $158,000. This increase was primarily due to the increase in income from operations noted above and a $41,000 decrease in interest expense.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 26, 2002 the Partnership had a working capital deficiency of $4,703,000 compared to a working capital deficiency of $8,656,000 at December 25, 2001. This decrease in working capital deficiency is primarily attributable to a $2,627,000 decrease in the current portion of long-term debt resulting from sale-leaseback transactions on eight real estate properties in January 2002. The decrease in working capital deficiency is also attributable to net income of $1,253,000 for the three periods ended March 26, 2002. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three periods ended March 26, 2002, net cash provided by operating activities amounted to $948,000 compared to $657,000 for the three periods ended March 27, 2001. This increase is primarily the result of an increase in net income of $1,095,000 which was used to pay down accounts payable and accrued liabilities, and an increase in loss on disposition of assets of $117,000.

INVESTING ACTIVITIES. Capital expenditures for the three periods ended March 26, 2002 were $430,000 of which $165,000 was for construction of new restaurants. The remainder was for replacement of equipment in existing restaurants. The Partnership completed sale-leaseback transactions for the real estate of eight of its properties which generated funds of $3,188,000.

FINANCING ACTIVITIES. Cash distributions paid during the three periods ended March 26, 2002 were $339,000, net of a reduction in employee notes receivable of $28,000. Distributions amounted to $.10 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the three periods ended March 26, 2002, the Partnership's payments on long-term borrowings totaled $3,193,000, the majority of which were funded through proceeds from sale-leaseback transactions. Proceeds from borrowings amounted to $100,000 during the three periods ended March 26, 2002. The Partnership opened one new delivery/carryout restaurant in the Oklahoma City, Oklahoma area during the first quarter of 2002. This unit is leased from an unrelated third party. The Partnership plans to open three new restaurants during 2002. The land for one of these new restaurants has been purchased. Management anticipates spending approximately $800,000 for the building and equipment at this location. The remaining restaurants planned for development will be delivery/carryout units leased from unrelated third parties. Management anticipates the cost of developing the locations at approximately $300,000 per restaurant. Development of the new restaurants will be financed through existing lenders. Management anticipates spending an additional $450,000 during the remainder of 2002 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

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


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:  5/10/02           By:  /s/Hal W. McCoy
       -------                -----------------------------
                              Hal W. McCoy
                              Chairman and Chief Executive Officer


Date:  5/10/02           By:  /s/Terry Freund
       -------                ---------------
                              Terry Freund
                              Chief Financial and Accounting Officer