Form 10-Q
period 2002-06-25
AMERICAN RESTAURANT PARTNERS L P
filed 2002-08-09
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                            Washington, D.C.   20549


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For Quarter Ended June 25, 2002       Commission file number 1-9606


                       AMERICAN RESTAURANT PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


           Delaware                                        48-1037438
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                       Identification)


      3020 North Cypress Road, Suite 100
      Wichita, Kansas                                             67226
      (Address of principal executive offices)                  (Zip-Code)


      Registrant's telephone number, including area code    (316) 634-1190

      555 North Woodlawn, Suite 3102
      Wichita, Kansas                                             67208
      (Former address of principal executive offices)           (Zip-Code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES [X]    NO [ ]



                       AMERICAN RESTAURANT PARTNERS, L.P.

                                     INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          June 25, 2002 and December 25, 2001                      1

          Consolidated Condensed Statements of Income
          for the Three and Six Periods Ended
          June 25, 2002 and June 26, 2001                          2

          Consolidated Condensed Statements of Cash
          Flows for the Six Periods Ended
          June 25, 2002 and June 26, 2001                          3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          6-10


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         11




                       AMERICAN RESTAURANT PARTNERS, L.P.

                     CONSOLIDATED CONDENSED BALANCE SHEETS



                                                       June 25,    December 25,
         ASSETS                                          2002          2001
---------------------------------------              ------------  ------------
Current assets:
 Cash and cash equivalents                           $ 1,981,225   $ 1,594,934
 Accounts receivable                                     220,383       482,185
 Due from affiliates                                      64,821        64,668
 Notes receivable from
  affiliates - current portion                            15,249        16,173
 Inventories                                             404,725       397,821
 Prepaid expenses                                        280,336       359,592
                                                      ----------    ----------
 Total current assets                                  2,966,739     2,915,373

Net property and equipment                            18,536,149    20,134,758

Other assets:
 Franchise rights, net                                 4,850,581     4,969,167
 Notes receivable from affiliates                         46,665        53,409
 Deposit with affiliate                                  485,000       485,000
 Goodwill                                              1,967,627     1,967,627
 Other                                                 1,153,608     1,193,205
                                                      ----------    ----------
                                                       8,503,481     8,668,408
                                                      ----------    ----------
                                                     $30,006,369   $31,718,539
                                                      ==========    ==========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Current liabilities:
 Accounts payable                                    $ 2,070,209   $ 3,129,578
 Due to affiliates                                        36,547        52,763
 Accrued payroll and other taxes                       1,032,987       981,542
 Accrued liabilities                                   1,173,110     1,404,786
 Current maturities of long-term debt                  2,840,136     5,406,737
 Current portion of capital lease obligations            555,648       596,356
                                                      ----------    ----------
 Total current liabilities                             7,708,637    11,571,762

Long-term liabilities less current maturities:
 Capital lease obligations                             3,741,834     1,995,197
 Long-term debt                                       22,470,762    23,667,180
 Other noncurrent liabilities                          1,166,401       817,104
                                                      ----------    ----------
                                                      27,378,997    26,479,481

Minority interests in Operating Partnerships             157,076       140,406
Commitments and contingencies                                  -             -

Partners' capital (deficiency):
 General Partners                                         (7,082)       (8,358)
 Limited Partners:
  Class A Income Preference                            5,352,470     5,131,262
  Classes B and C                                     (8,091,200)   (9,146,027)
 Notes receivable employees - sale
  of partnership units                                  (633,886)     (591,344)
 Cost in excess of carrying value
  of assets acquired                                  (1,858,643)   (1,858,643)
                                                      ----------    ----------
 Total partners' deficiency                           (5,238,341)   (6,473,110)
                                                      ----------    ----------
                                                     $30,006,369   $31,718,539
                                                      ==========    ==========


                            See accompanying notes.


                                   AMERICAN RESTAURANT PARTNERS, L.P.
                              CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                  Three Periods Ended            Six Periods Ended
                                                June 25,       June 26,       June 25,       June 26,
                                                  2002           2001           2002           2001
                                              -----------    -----------    -----------    -----------
Net sales                                     $17,033,867    $15,795,550    $34,552,563    $31,394,142

Operating costs and expenses:
 Cost of sales                                  4,109,466      4,075,401      8,288,837      8,000,718
 Restaurant labor and benefits                  4,832,451      4,588,763      9,714,846      9,186,478
 Advertising                                      983,037        912,754      2,091,622      1,911,910
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                 3,187,260      2,878,696      6,256,782      5,923,805
 General and administrative:
  Management fees - related party               1,057,553        976,566      2,144,040      1,938,113
  Other                                           467,151        230,745        847,217        540,868
 Depreciation and amortization                    776,241        764,098      1,490,815      1,501,625
                                               ----------     ----------     ----------     ----------

      Income from operations                    1,620,708      1,368,527      3,718,404      2,390,625

Equity in loss of
  unconsolidated affiliates                       (37,577)       (32,499)      (122,375)      (111,458)
Interest income                                     6,932          7,332         12,859         15,016
Interest expense                                 (686,250)      (784,468)    (1,435,209)    (1,574,235)
                                               ----------     ----------     ----------     ----------

Income before minority interest                   903,813        558,892      2,173,679        719,948

Minority interests in income of
 Operating Partnerships                           (12,216)        (7,770)       (29,214)       (10,852)
                                               ----------     ----------     ----------     ----------
Net income                                    $   891,597    $   551,122    $ 2,144,465    $   709,096
                                               ==========     ==========     ==========     ==========


Net income allocated to Partners:
 Class A Income Preference                    $   166,421    $   104,094    $   403,003    $   134,190
 Class B                                      $   263,855    $   162,614    $   633,478    $   209,134
 Class C                                      $   461,321    $   284,414    $ 1,107,984    $   365,772

Weighted average number of Partnership
 units outstanding during period:
   Class A Income Preference                      695,516        700,540        695,931        702,410
   Class B                                      1,102,719      1,094,375      1,093,928      1,094,697
   Class C                                      1,927,986      1,914,077      1,913,334      1,914,612

Basic and diluted income
 before minority interest
 per Partnership unit                         $      0.24    $      0.15    $      0.59    $      0.19

Basic and diluted minority interest
 per Partnership unit                         $      0.00    $      0.00    $      0.01    $      0.00

Basic and diluted net income
 per Partnership unit                         $      0.24    $      0.15    $      0.58    $      0.19

Distributions per Partnership interest        $     0.155    $     0.100    $     0.255    $     0.200


                                       See accompanying notes.





                       AMERICAN RESTAURANT PARTNERS, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                           Six Periods Ended
                                                        June 25,       June 26,
                                                          2002           2001
                                                      -----------    -----------
Cash flows from operating activities:
 Net income                                           $ 2,144,465    $   709,096
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        1,490,815      1,501,625
   Equity in loss of unconsoliated affiliates             122,375        111,458
   Loss on disposition of assets                          122,624          7,270
   Minority interest in income of
     Operating Partnerships                                29,214         10,852
   Unit compensation expense                               33,426         26,656
   Net change in operating assets and liabilities:
     Accounts receivable                                  267,803        245,157
     Due from affiliates                                     (153)       (21,888)
     Inventories                                           (6,904)       (13,542)
     Prepaid expenses                                      79,256         29,539
     Accounts payable                                  (1,059,369)       317,890
     Due to affiliates                                    (16,216)       (37,020)
     Accrued payroll and other taxes                       51,445         76,302
     Accrued liabilities                                 (231,676)      (145,936)
     Other, net                                              (804)      (103,217)
                                                       ----------     ----------
 Net cash provided by operating activities              3,026,301      2,714,242

Investing activities:
 Investment in unconsolidated affiliates                 (108,212)       (91,072)
 Additions to property and equipment                     (669,469)    (1,064,038)
 Proceeds from sale of property and equipment                   -         43,028
 Proceeds from sale and leaseback of property
  and equipment                                         3,188,044              -
 Collections of notes receivable from affiliates            7,668          5,579
                                                       ----------     ----------
 Net cash provided by (used in) investing activities    2,418,031     (1,106,503)

Financing activities:
 Payments on long-term borrowings                      (4,099,269)    (1,203,173)
 Proceeds from long-term borrowings                       336,250        523,356
 Payments on capital lease obligations                   (333,354)      (268,119)
 Distributions to Partners                               (879,636)      (690,281)
 Repurchase of units                                      (79,185)       (41,336)
 Proceeds from issuance of Class B and C units              9,698              -
 General Partners' distributions
  from Operating Partnerships                              (9,545)        (7,496)
 Minority interests' distributions
   from Operating Partnerships                             (3,000)        (3,000)
                                                       ----------     ----------
 Net cash used in financing activities                 (5,058,041)    (1,690,049)
                                                       ----------     ----------

 Net increase (decrease) in cash and cash equivalents     386,291        (82,310)

Cash and cash equivalents at beginning of period        1,594,934        788,485
                                                       ----------     ----------

Cash and cash equivalents at end of period            $ 1,981,225    $   706,175
                                                       ==========     ==========

                             See accompanying notes.




                 AMERICAN RESTAURANT PARTNERS, L.P.

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          Six Periods Ended June 25, 2002 and June 26, 2001


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


2.  Subsequent Events
    -----------------

On July 2, 2002 the Partnership declared a quarterly distribution of $0.10 per unit, and an additional cash distribution of $0.055 per unit, for a total of $0.155 per unit to all unitholders of record as of July 12, 2002. The distribution is not reflected in the June 25, 2002 consolidated condensed financial statements.


3.  Supplemental Cash Flow Information
    ----------------------------------
                                              Six Periods Ended
                                             6/25/02     6/26/01
                                           ----------  ----------
Cash paid for interest                     $1,445,828  $1,567,549
Noncash investing and financing
 activity:
   Distributions offset against
     notes receivable                          65,309      51,865
   Reduction of notes receivable
     recorded as compensation expense          33,426      26,656
   Capital leases entered into as part
     of sale-leaseback transactions         2,039,283           -
   Equipment acquired through capital
     lease                                          -     153,932
   Issuance of units for notes receivable     147,277           -


4.  Goodwill
    --------

Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, was issued in June 2001 and adopted by the Partnership on December 26, 2001. SFAS 142 provides that goodwill is no longer amortized effective December 26, 2001, but is instead reviewed for impairment at least annually and whenever there is an impairment indicator. The Partnership has completed its transitional fair value based impairment test of goodwill, which indicated the value of goodwill is not impaired at December 26, 2001, and as a result, no impairment loss was recognized. Goodwill amortization for the six periods ended June 26, 2001 was approximately $42,000. Net income for the six periods ended June 26, 2001, adjusted to exclude goodwill amortization, would have been approximately $751,000.


5.  Contingency
    -----------

On July 26, 2000, APP purchased 39% of Magic from Restaurant Management Company of Wichita, Inc. (RMC) for $2,500,000 cash and contingent consideration of $700,000. The contingent consideration will become due in the event that Magic's cash flow (determined on a 12 month trailing basis) exceeds $2.6 million at any time between January 1, 2001 and December 31, 2005. Payment of the remaining balance shall be made in Class B and Class C Units of the Partnership. Based on current operating results of Magic, cash flows may exceed $2.6 million at some point during 2002. In the event that Magic's cash flow does not reach this cash flow goal on or prior to December 31, 2005, APP shall owe no additional consideration.



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of June 25, 2002, the Partnership operated 70 traditional Pizza Hut red roof restaurants, 16 delivery/carryout units and 2 dualbrand locations.

Comparison of the Three and Six Periods Ended June 25, 2002
-----------------------------------------------------------
with the Three and Six Periods Ended June 26, 2001
--------------------------------------------------

Net sales for the three periods ended June 25, 2002 were $17,034,000, which was a $1,238,000, or 7.8%, increase over net sales of $15,796,000 reported for the same three periods of 2001. For the year-to-date, net sales increased $3,158,000, or 10.1% over the prior year. Comparable restaurant sales increased 3.6% for the quarter and 6.3% for the year-to-date. The sales increase was primarily attributable to the successful introduction of a new product, P'ZONE, in the first quarter of 2002. The sales increase is also attributable to a price increase the Partnership implemented at the end of the third quarter of 2001.

Results of Operations
  as a Percentage of Sales:

                                  Three Periods      Six Periods
                                      Ended             Ended
                                 6/25/02  6/26/01  6/25/02  6/26/01
                                 -------  -------  -------  -------

Cost of sales                     24.1%    25.8%    24.0%    25.5%
Restaurant labor and benefits     28.4%    29.1%    28.1%    29.3%
Advertising                        5.8%     5.8%     6.1%     6.1%
Other restaurant operating
 expenses exclusive of
 depreciation and amortization    18.7%    18.2%    18.1%    18.9%
General and administrative:
 Management fees                   6.2%     6.2%     6.2%     6.2%
 Other                             2.7%     1.4%     2.5%     1.6%
Depreciation and amortization      4.6%     4.8%     4.3%     4.8%

Income from operations             9.5%     8.7%    10.8%     7.6%

Income from operations for the three periods ended June 25, 2002 increased $252,000 from $1,369,000 to $1,621,000, a 18.4% increase from the same three periods of 2001. Year-to-date income from operations increased $1,327,000, or 55.5%, from $2,391,000 to $3,718,000.

Cost of sales as a percentage of net sales decreased 170 and 150 basis points for the quarter and year-to-date, respectively. This decrease was primarily due to a 17% decrease in cheese costs during the second quarter. The year-to-date decrease is also due to a decrease in the cost of meat toppings as well as the effect of the price increase the Partnership implemented at the end of the third quarter of 2001.

Labor and benefits expense for the quarter and year-to-date decreased 70 and 120 basis points, respectively, primarily due to efficiencies gained at higher sales levels.

Other restaurant operating expenses increased 50 basis points for the quarter but decreased 80 basis points year-to-date. The increase for the quarter was primarily due to business interruption insurance proceeds which were offset against other restaurant operating expenses in 2001. The year-to-date decrease was primarily attributable to a decrease in utility expense.

Other general and administrative expense for the quarter and year-to-date increased 130 and 90 basis points, respectively, primarily due to increased management bonuses paid in 2002 resulting from increased cash flow results.

Depreciation and amortization expense decreased 20 and 50 basis points for the quarter and year-to-date, respectively, as a result of no longer amortizing goodwill in 2002 in accordance with Statement of Financial Accounting Standards (SFAS) 142 (see Note 4 in Notes to Consolidated Condensed Financial Statements).

For the quarter, the Partnership had net income of $892,000, a $341,000 increase over the prior year's net income of $551,000. This increase was primarily due to the increase in income from operations noted above and a $98,000 decrease in interest expense.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 25, 2002 the Partnership had a working capital deficiency of $4,742,000 compared to a working capital deficiency of $8,656,000 at December 25, 2001. This decrease in working capital deficiency is primarily attributable to a $2,567,000 decrease in the current portion of long-term debt resulting from sale-leaseback transactions on eight real estate properties in January 2002. The decrease in working capital deficiency is also attributable to net income of $2,144,000 for the six periods ended June 25, 2002. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the six periods ended June 25, 2002, net cash provided by operating activities amounted to $3,026,000 compared to $2,714,000 for the six periods ended June 26, 2001. This increase is primarily the result of an increase in net income of $1,435,000 which was used to pay down accounts payable and accrued liabilities, and an increase in loss on disposition of assets of $115,000.

INVESTING ACTIVITIES. Capital expenditures for the six periods ended June 25, 2002 were $669,000 of which $275,000 was for construction of new restaurants. The remainder was for replacement of equipment in existing restaurants. The Partnership completed sale-leaseback transactions for the real estate of eight of its properties which generated funds of $3,188,000.

FINANCING ACTIVITIES. Cash distributions paid during the six periods ended June 25, 2002 were $880,000 net of a reduction in employee notes receivable of $65,000. Distributions amounted to $.255 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the six periods ended June 25, 2002, the Partnership's payments on long-term borrowings totaled $4,099,000, the majority of which were funded through proceeds from sale-leaseback transactions. Proceeds from borrowings amounted to $336,000 during the six periods ended June 25, 2002. The Partnership opened one new delivery/carryout restaurant in the Oklahoma City, Oklahoma area during the first quarter of 2002. This unit is leased from an unrelated third party. The Partnership plans to open one new restaurant and one replacement restaurant during 2002. The land for the new restaurant has been purchased. Management anticipates spending approximately $800,000 for the building and equipment at this location. The remaining restaurant planned for development will be leased from an unrelated third party. Management anticipates the cost of developing this location at approximately $400,000. Development of the restaurants will be financed through existing lenders. Management anticipates spending an additional $425,000 during the remainder of 2002 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.


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

The Partnership's property and liability insurance and workers' compensation insurance policies renew annually on July 1. Effective July 1, 2002, the Partnership's property and liability insurance premiums increased 40% and its workers' compensation premiums increased 60%. The Partnership has implemented a renewed focus on risk management in order to mitigate these premium increases.

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




                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:  08/08/02          By:   /s/Hal W. McCoy
       --------                ----------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer


Date:  08/08/02          By:   /s/Terry Freund
       --------                ----------------------------
                               Terry Freund
                               Chief Financial and Accounting Officer



                  CERTIFICATION OF PERIODIC REPORT


I, Hal W. McCoy, Chairman and Chief Executive Officer and Terry Freund, Chief Financial and Accounting Officer of American Restaurant Parnters, L.P. (the "Partnership"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

  (1) the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended June 25, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

  (2)	 the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.


                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner


Date:  08/08/02          By:   /s/Hal W. McCoy
       --------                ----------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer


Date:  08/08/02          By:   /s/Terry Freund
       --------                ----------------------------
                               Terry Freund
                               Chief Financial and Accounting Officer