Form 10-Q
period 2002-09-24
AMERICAN RESTAURANT PARTNERS L P
filed 2002-11-08
CIK 817900

SECURITIES AND EXCHANGE COMMISSION


                        Washington, D.C.   20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 24, 2002    Commission file number 1-9606


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


                         YES [X]    NO [ ]



                    AMERICAN RESTAURANT PARTNERS, L.P.

                                   INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
          ---------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          September 24, 2002 and December 25, 2001                 1

          Consolidated Condensed Statements of Income
          for the Three and Nine Periods Ended
          September 24, 2002 and September 25, 2001                2

          Consolidated Condensed Statements of Cash
          Flows for the Nine Periods Ended
          September 24, 2002 and September 25, 2001                3

          Notes to Consolidated Condensed Financial Statements    4-6


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations          7-10

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                              11

Item 4.   Controls and Procedures                                  12


Part II.  Other Information
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                         13



                          AMERICAN RESTAURANT PARTNERS, L.P.

                        CONSOLIDATED CONDENSED BALANCE SHEETS



                                                  September 24,    December 25,
ASSETS                                                2002             2001
----------------------------------------------    -------------    ------------
 Current assets:
  Cash and cash equivalents                        $   773,920     $ 1,594,934
  Investments available-for-sale,
   at fair market value                                187,760               -
  Accounts receivable                                  352,460         482,185
  Due from affiliates                                   84,539          64,668
  Notes receivable from
   affiliates - current portion                         13,454          16,173
  Inventories                                          471,124         397,821
  Prepaid expenses                                     553,389         359,592
                                                    ----------      ----------
Total current assets                                 2,436,646       2,915,373

 Net property and equipment                         18,945,802      20,134,758

 Other assets:
  Franchise rights, net                              4,799,109       4,969,167
  Notes receivable from affiliates                      44,249          53,409
  Deposit with affiliate                               535,000         485,000
  Goodwill                                           2,540,864       1,967,627
  Other                                              1,149,460       1,193,205
                                                    ----------      ----------
                                                     9,068,682       8,668,408
                                                    ----------      ----------
                                                   $30,451,130     $31,718,539
                                                    ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
 Current liabilities:
  Accounts payable                                 $ 2,589,203     $ 3,129,578
  Due to affiliates                                     41,992          52,763
  Accrued payroll and other taxes                      746,326         981,542
  Accrued liabilities                                1,303,476       1,404,786
  Current maturities of long-term debt               2,960,838       5,406,737
  Current portion of capital lease obligations         550,760         596,356
                                                    ----------      ----------
  Total current liabilities                          8,192,595      11,571,762

 Long-term liabilities less current maturities:
  Capital lease obligations                          3,599,846       1,995,197
  Long-term debt                                    22,177,847      23,667,180
  Other noncurrent liabilities                       1,117,458         817,104
                                                    ----------      ----------
                                                    26,895,151      26,479,481


 Minority interests in Operating Partnerships          154,888         140,406
 Commitments and contingencies                               -               -

 Partners' capital (deficiency):
  General Partners                                      (7,213)         (8,358)
  Limited Partners:
   Class A Income Preference                         5,286,626       5,131,262
   Classes B and C                                  (8,206,045)     (9,146,027)
   Classes B and C units to be issued (see
    Note 5)                                            790,999               -
  Notes receivable employees - sale
   of partnership units                               (567,422)       (591,344)
  Cost in excess of carrying value
   of assets acquired                               (2,076,405)     (1,858,643)
  Cumulative comprehensive loss                        (12,044)              -
                                                    ----------      ----------
  Total partners' deficiency                        (4,791,504)     (6,473,110)
                                                    ----------      ----------
                                                   $30,451,130     $31,718,539
                                                    ==========      ==========

                           See accompanying notes.



                                    AMERICAN RESTAURANT PARTNERS, L.P.

                               CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                  Three Periods Ended              Nine Periods Ended
                                              September 24,  September 25,    September 24,  September 25,
                                                  2002           2001             2002           2001
                                              -------------  -------------    -------------  -------------
Net sales                                       $16,911,097    $16,012,524      $51,463,660    $47,406,666

Operating costs and expenses:
 Cost of sales                                    4,105,334      4,251,867       12,394,171     12,252,585
 Restaurant labor and benefits                    4,935,463      4,645,017       14,650,309     13,831,495
 Advertising                                      1,020,787      1,007,064        3,112,409      2,918,974
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                   3,499,517      3,074,711        9,756,299      8,998,516
 General and administrative:
  Management fees - related party                 1,055,400      1,014,854        3,199,440      2,952,967
  Other                                             311,771        287,117        1,158,988        827,985
 Depreciation and amortization                      787,232        799,795        2,278,047      2,301,420
                                                 ----------     ----------       ----------     ----------
      Income from operations                      1,195,593        932,099        4,913,997      3,322,724

Equity in loss of
  unconsolidated affiliates                         (37,869)       (32,935)        (160,244)      (144,393)
Interest income                                       7,600          6,318           20,459         21,334
Interest expense                                   (704,151)      (793,974)      (2,139,360)    (2,368,209)
Gain on fire settlement                                   -        159,203                -        159,203
                                                 ----------     ----------       ----------     ----------

Income before minority interest                     461,173        270,711        2,634,852        990,659

Minority interests in income of
 Operating Partnerships                              (5,145)        (3,153)         (34,359)       (14,005)
                                                 ----------     ----------       ----------     ----------

Net income                                          456,028        267,558        2,600,493        976,654
Other comprehensive loss                            (12,044)             -          (12,044)             -
                                                 ----------     ----------       ----------     ----------

Comprehensive income                            $   443,984    $   267,558      $ 2,588,449    $   976,654
                                                 ==========     ==========       ==========     ==========

Net income allocated to Partners:
 Class A Income Preference                      $    84,929    $    50,392      $   487,231    $   184,530
 Class B                                        $   135,027    $    78,996      $   768,792    $   288,148
 Class C                                        $   236,072    $   138,170      $ 1,344,470    $   503,976

Weighted average number of Partnership
 units outstanding during period:
   Class A Income Preference                        694,063        697,560          695,308        700,793
   Class B                                        1,190,981      1,093,518        1,126,279      1,094,304
   Class C                                        2,075,089      1,912,648        1,967,252      1,913,958

Basic and diluted income
 before minority interest
 per Partnership unit                           $      0.12    $      0.07      $      0.70    $      0.27

Basic and diluted minority interest
 per Partnership unit                           $      0.00    $      0.00      $      0.01    $      0.00

Basic and diluted net income
 per Partnership unit                           $      0.12    $      0.07      $      0.69    $      0.26

Distributions per Partnership interest          $     0.150    $     0.100      $     0.410    $     0.300


                                         See accompanying notes.




                        AMERICAN RESTAURANT PARTNERS, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                         Nine Periods Ended
                                                    September 24,   September 25,
                                                        2002            2001
                                                    -------------   -------------

Cash flows from operating activities:
 Net income                                           $ 2,600,493     $   976,654
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        2,278,047       2,301,420
   Equity in loss of unconsoliated affiliates             160,244         144,393
   Loss on disposition of assets                          127,680           6,036
   Minority interest in income of
     Operating Partnerships                                34,359          14,005
   Unit compensation expense                               53,462          36,796
   Gain on fire settlement                                      -        (159,203)
   Net change in operating assets and liabilities:
     Accounts receivable                                  135,726        (216,599)
     Due from affiliates                                  (19,871)        (14,968)
     Inventories                                          (73,303)        (49,063)
     Prepaid expenses                                    (193,797)        (65,191)
     Deposit with affiliate                               (50,000)              -
     Accounts payable                                    (540,375)      1,712,349
     Due to affiliates                                    (10,771)        (23,049)
     Accrued payroll and other taxes                     (235,216)       (262,035)
     Accrued liabilities                                 (101,310)            917
     Other, net                                           (49,748)       (146,850)
                                                       ----------      ----------
 Net cash provided by operating activities              4,115,620       4,255,612

Investing activities:
 Investment in unconsolidated affiliates                 (181,512)        (20,000)
 Purchase of securities available for sale               (199,804)              -
 Additions to property and equipment                   (1,764,516)     (1,582,022)
 Proceeds from sale of property and equipment                   -          46,100
 Proceeds from sale and leaseback of property
  and equipment                                         3,187,202               -
 Purchase of franchise rights                             (15,000)              -
 Collections of notes receivable from affiliates           11,879           8,644
 Net proceeds from fire settlement                              -         251,613
 Other                                                          -         (84,622)
                                                       ----------      ----------
 Net cash provided by (used in) investing activities    1,038,249      (1,380,287)

Financing activities:
 Payments on long-term borrowings                      (4,782,982)     (1,817,619)
 Proceeds from long-term borrowings                       847,750         523,356
 Payments on capital lease obligations                   (480,230)       (417,729)
 Distributions to Partners                             (1,419,229)     (1,033,476)
 Repurchase of units                                     (130,012)        (43,286)
 Proceeds from issuance of Class B and C units              9,698               -
 General Partners' distributions
  from Operating Partnerships                             (15,378)        (11,234)
 Minority interests' distributions
   from Operating Partnerships                             (4,500)         (4,500)
                                                       ----------      ----------
 Net cash used in financing activities                 (5,974,883)     (2,804,488)
                                                       ----------      ----------
 Net increase (decrease) in cash and cash equivalents    (821,014)         70,837

Cash and cash equivalents at beginning of period        1,594,934         788,485
                                                       ----------      ----------
Cash and cash equivalents at end of period            $   773,920     $   859,322
                                                       ==========      ==========

                            See accompanying notes.




               AMERICAN RESTAURANT PARTNERS, L.P.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  Nine Periods Ended September 24, 2002 and September 25, 2001


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


2.  Subsequent Events
    -----------------

On October 1, 2002 the Partnership declared a quarterly distribution of $0.10 per unit, and an additional cash distribution of $0.05 per unit, for a total of $0.15 per unit to all unitholders of record as of October 12, 2002. The distribution is not reflected in the September 24, 2002 consolidated condensed financial statements.


3.  Supplemental Cash Flow Information
    ----------------------------------
                                             Nine Periods Ended
                                             9/24/02     9/25/01
                                           ----------  ----------
Cash paid for interest                     $2,139,531  $2,335,820
Noncash investing and financing
 activity:
   Distributions offset against
     notes receivable                         103,206      78,678
   Reduction of notes receivable
     recorded as compensation expense          53,462      36,796
   Capital leases entered into as part
     of sale-leaseback transactions         2,039,283           -
   Equipment acquired through capital
     lease                                          -     202,573
   Issuance of units for notes receivable     147,277           -
   Partnership units to be issued as
     contingent consideration in purchase
     of Magic                                 790,999           -


4.  Goodwill
    --------

Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Intangible Assets, was issued in June 2001 and adopted by the Partnership on December 26, 2001. SFAS 142 provides that goodwill is no longer amortized effective December 26, 2001, but is instead reviewed for impairment at least annually and whenever there is an impairment indicator. The Partnership has completed its transitional fair value based impairment test of goodwill, which indicated the value of goodwill is not impaired at December 26, 2001, and as a result, no impairment loss was recognized. Goodwill amortization for the three and nine periods ended September 25, 2001 was approximately $21,000 and $64,000, respectively. Net income for the three and nine periods ended September 25, 2001, adjusted to exclude goodwill amortization, would have been approximately $289,000 and $1,041,000, respectively.


5.  Contingency
    -----------

On July 26, 2000, APP purchased 39% of Magic from Restaurant
Management Company of Wichita, Inc. (RMC) for $2,500,000 cash and contingent consideration of 233,333 Class B and Class C Partnership Units. The contingent consideration was to become due in the event that Magic's cash flow (determined on a 12 month trailing basis) exceeded $2.6 million at any time between January 1, 2001 and December 31, 2005. Magic's cash flow exceeded $2.6 million for the twelve months ended September 24, 2002. As a result, on October 10, 2002, the Partnership issued RMC a total of 233,333 Class B and C Units as payment of the remaining balance. The 233,333 units were valued at $3.39 per unit, which was the unit value at September 24, 2002.

RMC is considered a related party in that one individual has controlling interest in both RMC and the Partnership's general partner. To the extent that the Partnership and RMC had common ownership, the original transaction was recorded at RMC's historical cost. The contingent consideration was recorded in a manner consistent with the original transaction. The Partnership recorded an increase in limited partners capital of $790,999, which represents the value of the units issued, goodwill of $573,237 and cost in excess of carrying value of assets acquired of $217,762. This transaction is reflected in the consolidated condensed financial statements at September 24, 2002.

For earnings per Partnership unit calculations, the contingent units were considered outstanding for the entire quarter ended September 24, 2002.



Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As of September 24, 2002, the Partnership operated 70 traditional
Pizza Hut red roof restaurants, 16 delivery/carryout units and 2 dualbrand locations.


Comparison of the Three and Nine Periods Ended September 24, 2002
-----------------------------------------------------------------
with the Three and Nine Periods Ended September 25, 2001
--------------------------------------------------------

Net sales for the three periods ended September 24, 2002 were $16,911,000, which was an $898,000, or 5.6%, increase over net sales of $16,013,000 reported for the same three periods of 2001. For the year-to-date, net sales increased $4,057,000, or 8.6% over the prior year. Comparable restaurant sales increased 3.7% for the quarter and 5.4% for the year-to-date. The sales increase was primarily attributable to a price increase the Partnership implemented at the end of the third quarter of 2001. The year-to-date sales increase was also due to the successful introduction of a new product, P'ZONE, in the first quarter of 2002.

Results of Operations
  as a Percentage of Sales:

                                  Three Periods     Nine Periods
                                      Ended             Ended
                                 9/24/02  9/25/01  9/24/02  9/25/01
                                 -------  -------  -------  -------
Cost of sales                      24.3%    26.6%    24.1%    25.8%
Restaurant labor and benefits      29.2%    29.0%    28.5%    29.2%
Advertising                         6.0%     6.3%     6.1%     6.2%
Other restaurant operating
 expenses exclusive of
 depreciation and amortization     20.7%    19.2%    19.0%    19.0%
General and administrative:
 Management fees                    6.2%     6.3%     6.2%     6.2%
 Other                              1.8%     1.8%     2.3%     1.7%
Depreciation and amortization       4.7%     5.0%     4.4%     4.9%

Income from operations              7.1%     5.8%     9.5%     7.0%

Income from operations for the three periods ended
September 24, 2002 increased $264,000 from $932,000 to $1,196,000, a
28.3% increase from the same three periods of 2001. Year-to-date income from operations increased $1,591,000, or 47.9%, from $3,323,000 to $4,914,000.

Cost of sales as a percentage of net sales decreased 230 and 170 basis points for the quarter and year-to-date, respectively. This decrease was primarily due to 24% and 14% decreases in cheese costs during the third quarter and year-to-date, respectively. The year-to-date decrease was also due to a decrease in the cost of meat toppings as well as the effect of the price increase the Partnership implemented at the end of the third quarter of 2001.

Labor and benefits expense for the quarter increased 20 basis points but decreased 70 basis points year-to-date. The increase for the quarter was primarily attributable to pre-opening labor costs of approximately $54,000 for a new store that opened in the fourth quarter of 2002. The year-to-date decrease was primarily due to efficiencies gained at higher sales levels.

Other restaurant operating expenses increased 150 basis points for the quarter but remained at 19.0% of sales year-to-date. The increase for the quarter was primarily due to a change in the timing of vendor credits received by the Partnership. In 2001, vendor credits totaling approximately $216,000 were received in the third quarter. In 2002, the Partnership received approximately $150,000 of these vendor credits in the first quarter and approximately $73,000 in the third quarter. The increase for the quarter is also due to a 40% increase in property and liability insurance premiums and a 60% increase in workers' compensation insurance premiums effective July 1, 2002.

Other general and administrative expense remained at 1.8% of sales for the quarter, but increased 60 basis points year-to-date. The year-to-date increase was primarily due to increased management bonuses paid in 2002 resulting from increased cash flow results.

Depreciation and amortization expense decreased 30 and 50 basis points for the quarter and year-to-date, respectively, as a result of no longer amortizing goodwill in 2002 in accordance with Statement of Financial Accounting Standards (SFAS) 142 (see Note 4 in Notes to Consolidated Condensed Financial Statements).

For the quarter, the Partnership had net income of $456,000, a $188,000 increase over the prior year's net income of $268,000. This increase was primarily due to the increase in income from operations noted above and a $90,000 decrease in interest expense offset by the prior year's gain on fire settlement of $159,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 24, 2002 the Partnership had a working capital deficiency of $5,756,000 compared to a working capital deficiency of $8,656,000 at December 25, 2001. This decrease in working capital deficiency is primarily attributable to a $2,446,000 decrease in the current portion of long-term debt resulting from sale-leaseback transactions on eight real estate properties in January 2002. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine periods ended September 24, 2002, net cash provided by operating activities amounted to $4,116,000 compared to $4,256,000 for the nine periods ended September 25, 2001. This decrease was primarily the result of net income of $2,600,000 which was used to pay down accounts payable and accrued liabilities, as well as higher prepaid expenses due to increased property and liability insurance and workers' compensation insurance premiums.

INVESTING ACTIVITIES. Capital expenditures for the nine periods ended September 24, 2002 were $1,765,000 of which $911,000 was for construction of new restaurants. The remainder was for replacement of equipment in existing restaurants. The Partnership completed sale-leaseback transactions for the real estate of eight of its properties which generated funds of $3,187,000.

FINANCING ACTIVITIES. Cash distributions paid during the nine periods ended September 24, 2002 were $1,419,000 net of a reduction in employee notes receivable of $103,000. Distributions amounted to $.41 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the nine periods ended September 24, 2002, the Partnership's payments on long-term borrowings totaled $4,783,000, the majority of which were funded through proceeds from sale-leaseback transactions. Proceeds from borrowings amounted to $848,000 during the nine periods ended September 24, 2002. The Partnership opened one new delivery/carryout restaurant in the Oklahoma City, Oklahoma area during the first quarter of 2002. This unit is leased from an unrelated third party. The Partnership also opened one new traditional Pizza Hut red roof restaurant and closed one delivery/carryout unit in the fourth quarter of 2002, both in the Oklahoma City, Oklahoma area. The Partnership owns the land for the new restaurant, and the Partnership spent approximately $920,000 for the building and equipment at this location. Management plans to relocate one restaurant during the fourth quarter of 2002 due to a lease expiration. The new location will also be leased from an unrelated third party. Management anticipates the cost of developing this location at approximately $330,000. Development of the restaurants will be financed through existing lenders. Management anticipates spending an additional $200,000 during the remainder of 2002 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.


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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4.               CONTROLS AND PROCEDURES

Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Partnership, under the supervision and with the participation of its Management, including its Chief Executive Officer and Chief Financial and Accounting Officer, performed an evaluation of the Partnership's disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Partnership's
Chief Executive Officer and Chief Financial and Accounting Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Partnership is made known to them, particularly during the period for which the periodic reports are being prepared.

No significant changes were made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, referred to above.



                   PART II.  OTHER INFORMATION


Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

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



                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:  11/08/02          By:   /s/Hal W. McCoy
       --------                --------------------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer



Date:  11/08/02          By:   /s/Terry Freund
       --------                --------------------------------------
                               Terry Freund
                               Chief Financial and Accounting Officer



                            CERTIFICATIONS


I, Hal W. McCoy, Chairman and Chief Executive Officer of American
Restaurant Partners, L.P., certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Restaurant Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  11/08/02          By:   /s/Hal W. McCoy
       --------                --------------------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer



                            CERTIFICATIONS


I, Terry Freund, Chief Financial and Accounting Officer of American Restaurant Partners, L.P., certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Restaurant Partners, L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  11/08/02          By:   /s/Terry Freund
       --------                --------------------------------------
                               Terry Freund
                               Chief Financial and Accounting Officer



                CERTIFICATION PURSUANT TO SECTION 906
                  OF THE SARBANES-OXLEY ACT OF 2002


I, Hal W. McCoy, Chairman and Chief Executive Officer of American
Restaurant Parnters, L.P. (the "Partnership"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

1. the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended September 24, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.


                               AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner


Date:  11/08/02          By:   /s/Hal W. McCoy
       --------                --------------------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer



               CERTIFICATION PURSUANT TO SECTION 906
                  OF THE SARBANES-OXLEY ACT OF 2002


I, Terry Freund, Chief Financial and Accounting Officer of American Restaurant Parnters, L.P. (the "Partnership"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

1. the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended September 24, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.


                               AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner


Date:  11/08/02          By:   /s/Terry Freund
       --------                --------------------------------------
                               Terry Freund
                               Chief Financial and Accounting Officer