Form 10-K
period 2002-12-31
AMERICAN RESTAURANT PARTNERS L P
filed 2003-03-27
CIK 817900

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

      For the fiscal year ended December 31, 2002

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

          Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

As of March 1, 2003 the aggregate market value of the income preference units held by non-affiliates of the registrant was $2,380,473.


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

As of December 31, 2002, the Partnership owned and operated a total of 88 restaurants (collectively, the "Restaurants"). APP owned and operated 52 traditional "Pizza Hut" restaurants, 6 "Pizza Hut" delivery/carryout facilities and 3 dualbrand locations. Magic owned and operated 18 traditional "Pizza Hut" restaurants and 9 "Pizza Hut" delivery/carryout facilities. During 2002, Magic opened one "Pizza Hut" traditional restaurant and replaced one "Pizza Hut" traditional restaurant and one "Pizza Hut" delivery/carryout restaurant with two "Pizza Hut" traditional restaurants. The following table sets forth the states in which the Partnership's Pizza Hut Restaurants are located:

                    Units             Units             Units
                   Open At          Opened in          Open At
                   12-25-01            2002            12-31-02
                   --------         ---------          --------

     Georgia           8                --                 8
     Louisiana         1                --                 1
     Montana          18                --                18
     Texas            26                --                26
     Wyoming           8                --                 8
     Oklahoma         26                 1                27
                     ---               ---               ---
     Total            87                 1                88
                     ===               ===               ===

The Partnership also replaced two existing restaurants with two new restaurants in 2002.


Financial Information About Industry Segments
---------------------------------------------
The restaurant industry is the only business segment in which the Partnership operates.

Narrative Description of Business
---------------------------------
The Partnership operates the Restaurants under license from Pizza
Hut, Inc. ("PHI"), a subsidiary of Tricon Global Restaurants, Inc. ("Tricon") which was created with the spin-off of PepsiCo, Inc.'s restaurant division. Since it was founded in 1958, Pizza Hut has become the world's largest pizza restaurant chain in terms of both sales and number of restaurants. As of year-end 2002, there were over 6,500 units in the United States and more than 4,200 units located outside the United States (both excluding licensed units). PHI owns and operates approximately 27% of the Pizza Hut restaurants in the United States and 40% of those in foreign countries.

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

On January 1, 2003, the Partnership entered into a new franchise agreement with Pizza Hut, Inc. The new franchise agreement is effective on January 1, 2003 for a period of 30 years. The Partnership has the option at the expiration of the initial or any subsequent term of the franchise agreement to renew the franchise granted thereunder for a renewable term of 20 years, subject to the approval of the franchisor.

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

The new franchise agreement requires an increase in national advertising fees from 2.0% to 2.5% of gross sales and a decrease in local advertising fees from 2.0% to 1.75% of gross sales.

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

The new franchise agreement requires an increase in the monthly service fees for delivery restaurants from 4.0% to 4.5% of gross sales beginning January 1, 2010, 4.75% of gross sales as of January 1, 2020, and 5.0% of gross sales as of January 1, 2030.

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

FUTURE EXPANSION. Under the terms of the Franchise Agreements, the Partnership has the right to open additional Pizza Hut restaurants within certain designated territories. The Partnership is not obligated to open any new restaurants in 2003 or future years.

Seasonality
-----------
The Partnership does not consider its operations to be seasonal to any material degree.

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

Employees
---------
As of March 1, 2003, the Partnership did not have any employees.
The Operating Partnerships had approximately 2,200 employees at the Restaurants. Each Restaurant is managed by one restaurant manager and one or more assistant restaurant managers. Many of the other employees are employed only part-time and, as is customary in the restaurant business, turnover among the part-time employees is high. The Partnership is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The Restaurants' employees are supervised by employees of the Management Company which has its principal offices in Wichita, Kansas. The Management Company has a total of 42 employees which devote all or a significant part of their time to management of the Restaurants. In addition, the Partnership may employ certain management officials of the Management Company on a part-time basis. Employee relations are believed to be satisfactory.


Financial Information About Foreign and Domestic Operations and Export
----------------------------------------------------------------------
Sales
-----
The Partnership operates no restaurants in foreign countries.


Item 2. Properties
        ----------

The following table lists the location by state of Restaurants as of December 31, 2002.

                 Leased From         Leased From
               Unrelated Third    Affiliate of the
                  Parties         General Partners    Owned     Total
               ---------------    ----------------    -----     -----
Georgia              2                   -               6         8
Louisiana            -                   -               1         1
Montana              9                   -               9        18
Oklahoma            25                   -               2        27
Texas               16                   -              10        26
Wyoming              1                   1               6         8
                   ---                 ---             ---       ---
Total               53                   1              34        88
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

The cost of land, building and equipment for a typical Pizza Hut restaurant vary with location, size, construction costs and other factors. The Partnership estimates the average cost to construct and equip a new restaurant in its existing franchise territories is approximately $600,000 to $900,000 including the cost of land acquisition. Delivery/carryout facilities vary in size and appearance. These facilities are generally leased from unrelated third parties. The Partnership estimates that the capital investment necessary for a new delivery/carryout unit is approximately $200,000 to $300,000 in equipment and leasehold improvements.


Item 3.  Legal Proceedings
         -----------------

As of December 31, 2002, the Partnership was not a party to any pending legal proceedings material to its business.


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


                            PART II
                            -------

Item 5.  Market for the Registrant's Class A Income Preference Units
         -----------------------------------------------------------
         and Related Security Holder Matters
         -----------------------------------

The Partnership's Class A Income Preference Units were traded on the American Stock Exchange under the symbol "RMC" through November 13, 1997. On that date, the Partnership delisted from the American Stock Exchange and limited trading of its units. The Partnership offers a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units. No units were matched during 2002 and 2001. Market prices for units during 2002 and 2001 were:

Calendar Period                    High          Low
-----------------------------------------------------
2002
----
  First Quarter                    $3.25        $3.25
  Second Quarter                   $3.25        $3.25
  Third Quarter                    $3.25        $3.25
  Fourth Quarter                   $3.50        $3.25

2001
----
  All Quarters                     $3.25        $3.25

As of December 31, 2002, approximately 850 unitholders owned
American Restaurant Partners, L.P. Class A Income Preference Units of limited partner interest. Information regarding the number of unitholders is based upon holders of record excluding individual participants in security position listings.

Cash distributions to unitholders were:
                                                                   Per
Record Date             Payment Date                               Unit
-----------------------------------------------------------------------
2002
  January 11, 2002      January 25, 2002                          $.100
  April 12, 2002        April 26, 2002                             .155
  July 12, 2002         July 26, 2002                              .155
  October 12, 2002      October 25, 2002                           .150
                                                                   ----
  Cash distributed during 2002                                    $.560
                                                                   ====

2001
  January 12, 2001      January 26, 2001                          $.100
  April 12, 2001        April 27, 2001                             .100
  July 12, 2001         July 27, 2001                              .100
  October 12, 2001      October 26, 2001                           .100
                                                                   ----
  Cash distributed during 2001                                    $.400
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


                                                         American Restaurant Partners, L.P.
                                          ----------------------------------------------------------------
                                                                      Year Ended
                                          December 31, December 25, December 26, December 28, December 29,
                                              2002         2001         2000         1999       1998 (d)
                                          ------------ ------------ ------------ ------------ ------------
Income statement data:
   Net sales                               $   69,995   $   63,817   $   60,505   $   57,820  $    43,544
   Income from operations                       6,115        4,932        5,178        3,990        2,443
   Net income                                   2,822        1,829        1,372        1,315          809
   Net income per Partnership unit (a)           0.74         0.49         0.37         0.37         0.20

Balance sheet data:
   Total assets                            $   29,604   $   31,719   $   31,791   $   29,197  $    30,703
   Long-term debt                              25,099       29,074       29,885       27,649       29,630
   Obligations under capital
      leases                                    4,015        2,592        2,572        1,495        1,543
   Partners capital (deficiency):
      General Partners                             (8)          (8)          (9)          (9)          (8)
      Class A                                   5,213        5,131        5,099        5,395        5,543
      Class B and C                            (7,655)      (9,146)      (9,416)      (9,252)     (10,058)
      Notes receivable from employees            (577)        (591)        (749)        (956)           -
      Cost in excess of carrying
         value of assets acquired              (2,076)      (1,859)      (1,859)      (1,324)      (1,324)
      Cumulative comprehensive loss                (1)           -            -            -         (108)
   Cash dividends declared per unit              0.56         0.40         0.40         0.45         0.30

Statistical data:
   Capital expenditures: (b)
      Existing Restaurants                  $     947    $   1,132    $   2,092    $   1,078  $     2,465
      New or Replacement Restaurants            1,476          924          147          300          162
   Average weekly sales per
      Restaurant: (c)
        Red Roof                               15,136       14,374       13,573       12,683       11,918
        Delivery/carryout facility/C-store     14,529       13,724       12,591       11,657       10,508
   Restaurants in operation
        at end of period                           88           87           86           87           89



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




Item 7.  Management's Discussion and Analysis of Consolidated
         ----------------------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------

Results of Operations
---------------------
The following discussion compares the Partnership's results for the years ended December 31, 2002, December 25, 2001 and December 26, 2000. Comparisons of 2002 to 2001 and 2000 are affected by an additional week of results in the 2002 reporting period. Because the Partnership's fiscal year ends on the last Tuesday in December, a fifty-third week is added every five or six years. This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere herein.

Net Sales
---------
Net sales for the year ended December 31, 2002 increased $6,178,000 from net sales of $63,817,000 in 2001 to net sales of $69,995,000 in 2002, a 9.7% increase. The additional week in 2002 accounted for approximately 2 percentage points of the increase. Comparable restaurant sales increased 5.1% over the prior year. The 2002 sales increase was primarily attributable to the successful introduction of a new product, P'ZONE in the first quarter of 2002. The sales increase was also attributable to a price increase the Partnership implemented at the end of the third quarter of 2001.

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

Income From Operations
----------------------
Income from operations for the year ended December 31, 2002 increased $1,183,000 from $4,932,000 to $6,115,000, a 24.0% increase from the year ended December 25, 2001. As a percentage of net sales, income from operations increased from 7.7% of net sales for the year ended December 25, 2001 to 8.7% of net sales for the year ended December 31, 2002. Cost of sales decreased as a percentage of net sales from 25.6% in 2001 to 24.5% in 2002 primarily due to significantly lower cheese costs. The decrease was also due to a decrease in the cost of meat toppings as well as the effect of the price increase the Partnership implemented at the end of the third quarter of 2001. Labor and benefits decreased as a percentage of net sales from 28.9% in 2001 to 28.6% in 2002, primarily due to efficiencies gained at higher sales levels. Advertising decreased slightly as a percentage of net sales from 6.1% in 2001 to 6.0% in 2002. Other restaurant expenses increased from 18.8% of net sales in 2001 to 19.1% of net sales in 2002, primarily due to a 40% increase in property and liability insurance premiums and a 60% increase in workers compensation insurance premiums experienced in the last two quarters of 2002. General and administrative expenses increased as a percentage of net sales from 8.0% in 2001 to 8.3% in 2002, reflecting increased bonuses paid on improved operating results. Depreciation and amortization expensed decreased to 4.5% of net sales in 2002 compared to 4.9% of net sales in 2001, primarily as a result of no longer amortizing goodwill in 2002 in accordance with Statement of Financial Accounting Standards (SFAS) 142 (see Note 3 in Notes to Consolidated Financial Statements). The 2002 income from operations included a loss on restaurant closings of $162,000 for two stores closed and replaced in 2002.

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

Net Income
----------
Net income increased $993,000 to $2,822,000 for the year ended December 31, 2002 compared to net income of $1,829,000 for the year ended December 25, 2001. The 2002 period net income included a loss on sale of investment in unconsolidated affiliate of $234,000. The 2001 period net income included a gain on fire settlement of $159,000 (see Note 11 of the accompanying financial statements). Net income is net of minority interest in income of operating partnerships of $34,000 and 26,000 in 2002 and 2001, respectively.


Net income increased $457,000 to $1,829,000 for the year ended December 25, 2001 compared to net income of $1,372,000 for the year ended December 26, 2000. The 2001 period net income included a gain on fire settlement of $159,000 (see Note 11 of the accompanying financial statements). The 2000 period net income included a $409,000 charge to record the default of certain loans within the Partnership's pooled borrowings with FMAC. Net income is net of minority interest in income of operating partnerships of $26,000 and $211,000 in 2001 and 2000, respectively. This $185,000 decrease is attributable to APP's purchase of an additional 39% of Magic in the third quarter of 2000, which reduced the minority interest in Magic from 40% to 1%.

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

At December 31, 2002, the Partnership had a working capital deficiency of $5,818,000 compared to a deficiency of $8,656,000 at December 25, 2001. The decrease in working capital deficiency is primarily attributable to a $2,344,000 decrease in the current portion of long-term debt resulting from sale-leaseback transactions on eight real estate properties in January 2002. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

Net Cash Provided by Operating Activities
-----------------------------------------
During 2002, net cash provided by operating activities amounted to $5,269,000, an increase of $138,000 over 2001. This increase is primarily attributable to net income of $2,822,000 which was used to pay down accounts payable and accrued liabilities.

Investing Activities
--------------------
Capital expenditures for 2002 were $2,423,000, of which $1,476,000 was for the construction of new or replacement restaurants. The remaining capital expenditures were for replacement of equipment in existing restaurants. The Partnership completed sale-leaseback transactions for the real estate of eight of its properties which generated cash of $3,187,000.

Financing Activities
--------------------
Cash distributions paid in 2002 totaled $1,989,000 and amounted to $0.56 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During 2002, the Partnership's proceeds from long-term borrowings amounted to $1,518,000 of which $1,282,000 was used to purchase buildings or equipment at replacement restaurants. The remainder was used to refinance an existing loan at a more favorable interest rate. The Partnership plans to open one new restaurant and one replacement restaurant during 2003. Development of these restaurants will be financed through existing lenders. Management anticipates spending approximately $900,000 in 2003 for recurring replacement of equipment in existing restaurants which the Partnership expects to finance from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.

Other Matters
-------------
On March 13, 1996, the Partnership purchased a 45% interest in Magic, a newly-formed limited partnership, for $3.0 million in cash. Magic owns and operates twenty-six Pizza Hut restaurants in Oklahoma. In August 1998, Magic purchased a 25% interest in Magic from a former limited partner which effectively increased the Partnership's interest in Magic from 45% to 60%. Therefore, beginning August 11, 1998, Magic's financial statements were consolidated into the Partnership's consolidated financial statements. Prior to August 11, 1998, the Partnership accounted for its investment in Magic using the equity method of accounting. In connection with the consolidation, the Partnership recorded goodwill of $728,000 which represented the excess purchase price of the original equity investment in the net assets acquired, net of subsequent amortization.

On July 26, 2000, APP purchased 39% of Magic from the Management Company for $2,500,000 cash and contingent consideration of 233,333 Class B and Class C Partnership Units. The $2,500,000 cash payment was financed by INTRUST Bank over five years at 9.5%. Upon completion of this purchase, the Partnership owned 99% of Magic. The Management Company is considered a related party in that one individual has controlling interest in both the Management Company and the Partnership's general partner. To the extent that the Partnership and the Management Company have common ownership, the transaction was recorded at the Management Company's historical cost. As a result of the transaction, the Partnership recorded goodwill of $1,407,991 and cost in excess of carrying value of assets acquired of $534,962.

The contingent consideration involved in the purchase of the additional 39% of Magic was to become due in the event that Magic's cash flow (determined on a 12 month trailing basis) exceeded $2.6 million at any time between January 1, 2001 and December 31, 2005. Magic's cash flow exceeded $2.6 million for the twelve months ended September 24, 2002. As a result, on October 10, 2002, the Partnership issued RMC a total of 233,333 Class B and Class C Units as payment of the remaining balance. The 233,333 units were valued at $3.39 per unit, which was the unit value at September 24, 2002. The contingent consideration was recorded in a manner consistent with the original transaction. The Partnership recorded an increase in limited partners capital of $790,999, which represented the value of the units issued, goodwill of $573,237 and cost in excess of carrying value of assets acquired of $217,762.

The Partnership delisted from the American Stock Exchange effective November 13, 1997 and limited trading of its units. As a result, the Partnership will continue to be taxed as a partnership rather than being taxed as a corporation. The Partnership offers a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units.

Effects of Inflation and Future Outlook
---------------------------------------
Inflationary factors such as increases in food and labor costs directly affect the Partnership's operations. Because most of the Partnership's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will effect the Partnership's labor costs. The Partnership cannot always effect immediate price increases to offset higher costs and no assurance can be given the Partnership will be able to do so in the future. Management does not anticipate an increase in the minimum wage during 2003.

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

                     Present Position with the Management
                     Company and Business Experience for
    Name        Age             Past 5 Years
------------    ---  ------------------------------------
Hal W. McCoy     57  Chairman, Chief Executive Officer
                     and sole director. McCoy holds a Bachelor of Arts degree from the University of Oklahoma. From 1970 to 1974, he was at different times Marketing Manager at PHI, where he was responsible for consumer research, market research, and market planning, and Systems Manager, where he was responsible for the design and installation of PHI's first management data processing system. In 1974, he founded the predecessor to the Management
                     Company and today owns or has controlling ownership entities operating a combined total of 120 franchised "Pizza Hut" and "Long John Silver's" restaurants.

Hal W. McCoy II  35  President.  McCoy holds a Bachelor of
                     Science degree in Business Administration from the University of Kansas. In 1990, he founded, owned and operated CenTex Pizza Partners, L.P., which operated four Pizza Huts in Texas. After improving the operations and selling CenTex in 1992, he joined the Management Company where he currently oversees all operations for the Pizza Huts and Long John Silver's managed by the Management Company.

J. Leon Smith    60  Vice President.  Smith holds a Bachelor of
                     Science degree in Hotel and Restaurant
                     Management from Oklahoma State University and a Juris Doctorate from the University of Oklahoma. He has been employed by McCoy since 1974, first as Director of Operations for the Long John Silver's division and then as Director of Real Estate Development and General Counsel.

Terry Freund     47  Chief Financial and Accounting Officer.
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


                     SUMMARY COMPENSATION TABLE

                                         Annual Compensation
                                         -------------------

Name and                                                        Allocable to
Principal Position           Year   Salary     Bonus     Total   Partnership
------------------           ----   ------     -----     -----   -----------

Hal W. McCoy                 2002  $166,566  $101,451  $268,017   $218,734
  Chief Executive Officer    2001   159,181    60,700   219,881    171,850
                             2000   173,858    83,878   257,736    199,283

Hal W. McCoy II              2002   135,501    92,262   227,763    176,471
  President                  2001   128,574    62,252   190,826    139,246
                             2000   106,257    74,950   181,207    145,310

Terry Freund                 2002   115,807    85,917   201,724    148,338
  Assistant Secretary and    2001   109,523    61,009   170,532    126,128
  Chief Financial and        2000   103,900    59,732   163,632    129,673
  Accounting Officer


Incentive Bonus Plan
--------------------
The Management Company maintains a discretionary supervisory incentive bonus plan (the "Incentive Bonus Plan") pursuant to which approximately 23 employees in key management positions, including Mr. McCoy are eligible to receive quarterly cash bonus payments if certain management objectives are achieved. Performance is measured each quarter and bonus payments are awarded and paid at the discretion of Mr. McCoy. The amounts paid under this plan for fiscal year 2002, 2001 and 2000 to Mr. McCoy, Mr. McCoy II and Mr. Freund are included in the amounts shown in the cash compensation amounts set forth above. The total amount allocated to the Restaurants under the Incentive Bonus Plan for the fiscal year ended December 31, 2002 was $748,701 of which $211,059 was paid to all executive officers as a group. Bonuses paid under the Incentive Bonus Plan are paid by the Operating Partnerships.

The Incentive Bonus Plan in effect for the fiscal year ending December 31, 2002 provides for payment of aggregate supervisory bonuses in an amount equal to 15% of the amount by which the Partnership's income from operations plus depreciation and amortization expenses exceed a prescribed threshold. The threshold generally represents capital expenditures, interest and principal payments on Partnership debt, and cash distributions. For the fiscal year ended December 31, 2002 the Partnership's income from operations plus depreciation and amortization expenses was $9,235,000.

Class A Unit Option Plan
------------------------
The Partnership, APP, RAM and the Management Company have adopted a Class A Unit Option Plan (the "Plan") pursuant to which 75,000 Class A Units are reserved for issuance to employees, including officers, of the Partnership, APP, RAM and the Management Company. Participants will be entitled to purchase a designated number of Units at an option price which shall be equal to the fair market value of the Units on the date the option is granted. Options granted under the Plan will be for a term to be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and shall not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. The Plan is administered by the Managing General Partner which, among other things, designates the individuals to whom options are granted, the number of Units for which such options are to be granted and other terms of grant. The executive officers have no outstanding options at December 31, 2002.


Item 12. Security Ownership of Certain Beneficial Owners and
         ---------------------------------------------------
         Management
         ----------

                      PRINCIPAL UNITHOLDERS

The following table sets forth, as of March 1, 2003, information with respect to persons known to the Partnership to be beneficial owners of more than five percent of the Class A Income Preference
Units, Class B or Class C Units of the Partnership:

                Name & Address         Amount & Nature
Title           of Beneficial           of Beneficial      Percent
of Class            Owner                 Ownership       of Class
--------        --------------         ---------------    --------

Class A Income
Preference Units     None

Class B         Hal W. McCoy               729,037 (1)      60.98%
                3020 N. Cypress Rd.
                Suite 100
                Wichita, KS  67226

Class B         Hal W. McCoy II             84,105           7.03%
                3020 N. Cypress Rd.
                Suite 100
                Wichita, KS  67226

Class B         John Hunter                116,564           9.75%
                117 Lilac Lane
                San Antonio, TX  78209

Class C         Hal W. McCoy             1,392,709 (1)      66.99%
                3020 N. Cypress Rd.
                Suite 100
                Wichita, KS  67226

Class C         Hal W. McCoy II            141,129           6.79%
                3020 N. Cypress Rd.
                Suite 100
                Wichita, KS  67226

Class C         John Hunter                106,536           5.12%
                117 Lilac Lane
                San Antonio, TX  78209

(1) Hal W. McCoy beneficially owns 95.75% of RMC Partners, L.P. which owns 671,164 Class B Units and 1,297,266 Class C Units. Mr. McCoy owns 95.65% of RMC American Management, Inc. which owns 3,680 Class C Units. Mr. McCoy has voting authority over the units.


                      SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of March 1, 2003, the number of Class A Income Preference Units, Class B Units, or Class C Units beneficially owned by the director and by the director and executive officers of both RAM and the Management Company as a group.

 Title        Name of               Amount & Nature       Percent
of Class  Beneficial Owner      of Beneficial Ownership   of Class
--------  ----------------      -----------------------   --------

  B       Hal W. McCoy                729,037 (1)          60.98%
  C       Hal W. McCoy              1,392,709 (1)          66.99%
  B       Director & all              894,569 (1)          74.83%
           officers as a group
           (4 Persons)
  C       Director & all            1,676,148 (1)          80.62%
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



                               PART IV

Item 14.  Controls and Procedures
          -----------------------

Within the 90 day period prior to the filing date of this Annual Report on Form 10-K, the Partnership, under the supervision and with the participation of its Management, including its Chief Executive Officer and Chief Financial and Accounting Officer, performed an evaluation of the Partnership's disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Partnership's Chief Executive Officer and Chief Financial and Accounting Officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Partnership is made known to them, particularly during the period for which the periodic reports are being prepared.

No significant changes were made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, referred to above.



Item 15.  Exhibits, Financial Statements and Reports
          ------------------------------------------
          on Form 8-K
          -----------

(a)	1.	Financial statements
		--------------------
		See "Index to Consolidated Financial Statements and
		Supplementary Data" which appears on page F-1 herein.

	3.	Exhibits
		--------
		The exhibits filed as part of this annual report are listed in the "Index to Exhibits" at page 30.

(b)  Reports on Form 8-K
     -------------------

     During the fiscal period covered by this Form 10-K, no reports on Form 8-K were filed.




                          INDEX TO EXHIBITS
                            (Item 15(a))

Exhibit
No.	Description of Exhibits                          Page/Notes

3.1	Amended and Restated  Certificate of Limited
	Partnership of American Restaurant Partners, L.P.     A
3.2	Amended and Restated Agreement of Limited
	Partnership of American Restaurant Partners, L.P.     A
3.3	Amended and Restated Certificate of Limited
	Partnership of American Pizza Partners, L.P.          A
3.4	Amended and Restated Agreement of Limited
	Partnership of American Pizza Partners, L.P.          A
4.1	Form of Class A Certificate                           A
4.2	Form of Application for Transfer of Class A Units     A
10.1	Management Services Agreement dated
	June 26, 1987 between American Pizza
	Partners, L.P. and RMC American Management, Inc.      A
10.2	Management Services Agreement dated
	June 26, 1987 between RMC American
	Management, Inc. and Restaurant Management
	Company of Wichita, Inc.                              A
10.3	Form of Superseding Franchise Agreement
	between the Partnership and Pizza Hut, Inc.
	and schedule pursuant to Item 601 of
	Regulation S-K.                                       A
10.4	Form of Blanket Amendment to Franchise Agreements     A
10.5	Incentive Bonus Plan                                  A
10.6	Class A Unit Option Plan                              B
10.7	Revolving Term Credit Agreement dated
	June 29, 1987 between American Pizza
	Partners, L.P. and the First National Bank
	in Wichita                                            C
10.8	Form of 1990 Franchise Agreement between the
	Partnership and Pizza Hut, Inc. and schedule
	pursuant to Item 601 of Regulation S-K                D
10.9	Contribution Agreement, dated as of February 1,
	1996, relating to the closing date of March 13,
	1996, by and among American Pizza Partners, L.P., Hospitality Group of Oklahoma, Inc., RMC American Management, Inc., Restaurant Management Company
	of Wichita, Inc. and Oklahoma Magic, L.P.             E
a.	Settlement Agreement between Oklahoma Magic, L.P.
	and Hospitality Group of Oklahoma, Inc.               F
23.1	Consent of Grant Thornton LLP                         F-28


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


Date:  3/27/03            By:  /s/Hal W. McCoy
       -------                 ---------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                 Title                                  Date

/s/Hal W. McCoy      Chairman and Chief Executive Officer  3/27/03
---------------      (Principal Executive Officer)         -------
Hal W. McCoy         of RMC American Management, Inc.


/s/Terry Freund      Chief Financial and Accounting        3/27/03
---------------      Officer                               -------
Terry Freund




                             CERTIFICATIONS

I, Hal W. McCoy, Chairman and Chief Executive Officer of American
Restaurant Partners, L.P., certify that:

(1)  I have reviewed this annual report on Form 10-K of American
     Restaurant Partners, L.P.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
         Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  3/27/03            By:  /s/Hal W. McCoy
       -------                 ---------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer




                            CERTIFICATIONS

I, Terry Freund, Chief Financial and Accounting Officer of American Restaurant Partners, L.P., certify that:

(1)  I have reviewed this annual report on Form 10-K of American
     Restaurant Partners, L.P.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
         Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  3/27/03            By:  /s/Terry Freund
       -------                 ---------------
                               Terry Freund
                               Chief Financial and Accounting Officer



             CERTIFICATION PURSUANT TO SECTION 906
               OF THE SARBANES-OXLEY ACT OF 2002

I, Hal W. McCoy, Chairman and Chief Executive Officer of American
Restaurant Partners, L.P. (the "Partnership"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the Annual Report on Form 10-K of the Partnership for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.


                               AMERICAN RESTAURANT PARTNERS, L.P.
                               (Registrant)
                          By:  RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner

Date:  3/27/03            By:  /s/Hal W. McCoy
       -------                 ---------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer



             CERTIFICATION PURSUANT TO SECTION 906
               OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Freund, Chief Financial and Accounting Officer of American Restaurant Partners, L.P. (the "Partnership"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the Annual Report on Form 10-K of the Partnership for the annual period ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.


                               AMERICAN RESTAURANT PARTNERS, L.P.
                               (Registrant)
                          By:  RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner

Date:  3/27/03            By:  /s/Terry Freund
       -------                 ---------------
                               Terry Freund
                               Chief Financial and Accounting Officer



             Index to Consolidated Financial Statements
                      and Supplementary Data


The following financial statements are included in Item 8:

                                                                 Page
                                                                 ----
Report of Independent Certified Public Accountants . . . . .      F-2
Consolidated Balance Sheets as of December 31, 2002
    and December 25, 2001  . . . . . . . . . . . . . . . . .      F-3
Consolidated Statements of Income for the years ended
	December 31, 2002, December 25, 2001,
    and December 26, 2000  . . . . . . . . . . . . . . . . .      F-5
Consolidated Statements of Partners' Capital (Deficiency)
	for the years ended December 31, 2002,
    December 25, 2001 and December 26, 2000  . . . . . . . .      F-6
Consolidated Statements of Cash Flows for the
	years ended December 31, 2002, December 25, 2001,
    and December 26, 2000  . . . . . . . . . . . . . . . . .      F-7
Notes to Consolidated Financial Statements . . . . . . . . .      F-8

All financial statement schedules have been omitted since the required information is not present.



           Report of Independent Certified Public Accountants


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We have audited the accompanying consolidated balance sheets of American Restaurant Partners, L.P. (the Partnership) as of December 31, 2002 and December 25, 2001, and the related consolidated statements of income, partners' capital (deficiency), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American Restaurant Partners, L.P. at December 31, 2002 and December 25, 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on December 26, 2001.


                                   /s/Grant Thornton LLP


Wichita, Kansas
February 28, 2003



                    AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED BALANCE SHEETS


                                                 December 31,     December 25,
                    ASSETS                           2002             2001
----------------------------------------------   ------------     ------------
Current assets:
 Cash and cash equivalents                        $   522,098      $ 1,594,934
 Investment securities available-for-sale             190,174                -
 Accounts receivable                                  328,356          482,185
 Due from affiliates                                   74,424           64,668
 Notes receivable from
  affiliates - current portion                         11,628           16,173
 Inventories                                          430,542          397,821
 Prepaid expenses                                     626,448          359,592
                                                   ----------       ----------

 Total current assets                               2,183,670        2,915,373

Property and equipment, at cost:
 Land                                               3,885,266        5,089,834
 Buildings                                          8,267,195        9,020,921
 Restaurant equipment                              14,702,081       13,613,104
 Leasehold rights and improvements                  8,941,888        8,662,927
 Property under capital leases                      5,673,584        3,999,874
 Construction in progress                                   -          328,428
                                                   ----------       ----------

                                                   41,470,014       40,715,088
 Less accumulated depreciation and amortization    22,765,828       20,580,330
                                                   ----------       ----------

                                                   18,704,186       20,134,758
Other assets:
 Franchise rights, net of accumulated
  amortization of $2,484,708 ($2,218,933 in 2001)   4,748,392        4,969,167
 Notes receivable from affiliates                      91,780           53,409
 Deposit with affiliate                               535,000          485,000
 Goodwill                                           2,540,864        1,967,627
 Other                                                800,374        1,193,205
                                                   ----------       ----------
                                                    8,716,410        8,668,408
                                                   ----------       ----------
                                                  $29,604,266      $31,718,539
                                                   ==========       ==========



                    AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED BALANCE SHEETS


                                                 December 31,     December 25,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)       2002             2001
----------------------------------------------   ------------     ------------
Current liabilities:
 Accounts payable                                 $ 2,383,477      $ 3,129,578
 Due to affiliates                                     12,434           52,763
 Accrued payroll and other taxes                      738,773          981,542
 Accrued liabilities                                1,244,191        1,404,786
 Current maturities of long-term debt               3,062,704        5,406,737
 Current portion of capital lease obligations         560,405          596,356
                                                   ----------       ----------

 Total current liabilities                          8,001,984       11,571,762

Long-term liabilities less current maturities:
 Capital lease obligations                          3,454,437        1,995,197
 Long-term debt                                    22,036,387       23,667,180
 Other noncurrent liabilities                       1,067,792          817,104
                                                   ----------       ----------

 Total long-term liabilities                       26,558,616       26,479,481

Minority interests in Operating Partnerships          147,163          140,406
Commitments and contingencies                               -                -

Partners' capital (deficiency):
 General Partners                                      (7,620)          (8,358)
 Limited Partners:
  Class A Income Preference, authorized 875,000
   units; issued 682,857 units (696,813 in 2001)    5,212,980        5,131,262
  Classes B and C, issued 1,197,042 and
   2,081,517 class B and C units, respectively
   (1,093,418 and 1,908,808 units in 2001,
   respectively)                                   (7,654,589)      (9,146,027)
 Notes receivable employees - sale
  of partnership units                               (576,740)        (591,344)
 Cost in excess of carrying value
  of assets acquired                               (2,076,405)      (1,858,643)
 Cumulative comprehensive loss                         (1,123)               -
                                                   ----------       ----------

 Total partners' capital (deficiency)              (5,103,497)      (6,473,110)
                                                   ----------       ----------

                                                  $29,604,266      $31,718,539
                                                   ==========       ==========

                               See accompanying notes.


                              AMERICAN RESTAURANT PARTNERS, L.P.

                              CONSOLIDATED STATEMENTS OF INCOME
                                Years ended December 31, 2002,
                           December 25, 2001 and December 26, 2000

                                                           2002           2001           2000
                                                        ----------     ----------     ----------
Net sales                                              $69,995,301    $63,817,430    $60,504,753

Operating costs and expenses:
 Cost of sales                                          17,141,388     16,323,258     15,000,081
 Restaurant labor and benefits                          20,047,439     18,468,004     17,346,143
 Advertising                                             4,217,006      3,907,872      3,927,433
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                         13,403,350     11,995,322     11,379,040
 General and administrative:
  Management fees - related party                        4,345,434      3,970,991      3,738,150
  Other                                                  1,443,475      1,113,150      1,084,454
 Depreciation and amortization                           3,120,554      3,107,114      2,826,337
 Loss on restaurant closings                               161,787              -         24,910
                                                        ----------     ----------     ----------
      Income from operations                             6,114,868      4,931,719      5,178,205

Equity in loss of unconsolidated affiliates               (198,113)      (176,456)      (176,896)
Interest and other investment income                        17,063         27,680         39,117
Interest expense                                        (2,843,212)    (3,087,641)    (3,047,986)
Loss on default of pooled loans                                  -              -       (409,016)
Loss on sale of investment in unconsolidated affiliate    (234,000)             -              -
Gain on fire settlement                                          -        159,203              -
                                                        ----------     ----------     ----------
                                                        (3,258,262)    (3,077,214)    (3,594,781)
                                                        ----------     ----------     ----------

Income before minority interest                          2,856,606      1,854,505      1,583,424

Minority interests in income of
  Operating Partnerships                                   (34,138)       (25,597)      (211,300)
                                                        ----------     ----------     ----------
Net income                                             $ 2,822,468    $ 1,828,908    $ 1,372,124
                                                        ==========     ==========     ==========

Net income allocated to Partners:
 Class A Income Preference                             $   518,451    $   345,227    $   270,654
 Class B                                               $   838,691    $   539,710    $   400,710
 Class C                                               $ 1,465,326    $   943,971    $   700,760

Weighted average number of Partnership
 units outstanding during period:
 Class A Income Preference                                 692,113        699,849        741,052
 Class B                                                 1,144,856      1,094,107      1,097,151
 Class C                                                 1,998,214      1,913,630      1,918,702

Basic and diluted income
 before minority interest per
 Partnership unit                                      $      0.75    $      0.50    $      0.42

Basic and diluted minority interest
 per Partnership unit                                  $     (0.01)   $     (0.01)   $     (0.06)

Basic and diluted net income
 per Partnership unit                                  $      0.74    $      0.49    $      0.37

Distributions per Partnership unit                     $      0.56    $      0.40    $      0.40

                                    See accompanying notes.



AMERICAN RESTAURANT PARTNERS, L.P.

Consolidated Statements of Partners' Capital (Deficiency)

Years ended December 31, 2002, December 25, 2001, and December 26, 2000

                             General                                                            Cost in
                            Partners                Limited Partners                           excess of
                         -------------- -----------------------------------------   Notes      carrying
                             Classes B      Class A Income                        receivable   value of    Cumulative
                               and C          Preference      Classes B and C        from       assets    comprehensive
                         Units Amounts   Units    Amounts    Units     Amounts    employees    acquired       loss       Total
                         ----- -------- ------- ---------- --------- ------------ ---------- ------------ ------------ ----------
Balance at
 December 28, 1999       3,940 $(8,585) 789,866 $5,394,796 3,026,226 $(9,252,030) $(956,436) $(1,323,681)      $    -  $(6,145,936)

Net Income                   -   1,438        -    270,654         -   1,100,032          -            -            -    1,372,124
Partnership distributions    -  (1,580)       -   (297,229)        -  (1,208,044)   117,551            -            -   (1,389,302)
Units purchased              -       -  (82,728)  (268,866)  (25,000)    (69,750)    47,705            -            -     (290,911)
Units sold to employees      -       -        -          -     5,000      13,950    (12,555)           -            -        1,395
Employee compensation -
 reduction of notes
 receivable                  -       -        -          -         -           -     54,385            -            -       54,385
Purchase of Oklahoma
 Magic, L.P.'s minority
 interest from a related
 party                       -       -        -          -         -           -          -     (534,962)           -     (534,962)
                         -----  ------  -------  --------- ---------  ----------   --------   ----------       ------   ----------
Balance at
 December 26, 2000       3,940  (8,727) 707,138  5,099,355 3,006,226  (9,415,842)  (749,350)  (1,858,643)           -   (6,933,207)

Net Income                   -   1,944        -    345,227         -   1,481,737          -            -            -    1,828,908
Partnership distributions    -  (1,575)       -   (279,764)        -  (1,200,762)   106,097            -            -   (1,376,004)
Units purchased              -       -  (10,325)   (33,556)   (4,000)    (11,160)         -            -            -      (44,716)
Employee compensation -
 reduction of notes
 receivable                  -       -        -          -         -           -     51,909            -            -       51,909
                         -----  ------  -------  --------- ---------  ----------   --------   ----------       ------   ----------
Balance at
 December 25, 2001       3,940  (8,358) 696,813  5,131,262 3,002,226  (9,146,027)  (591,344)  (1,858,643)           -   (6,473,110)

Net Income                   -   2,951        -    518,451         -   2,301,066          -            -            -    2,822,468
Change in unrealized
 loss on investments
 held-for-sale               -       -        -          -         -           -          -            -       (1,123)      (1,123)
                                                                                                                        ----------
Comprehensive income                                                                                                     2,821,345
Partnership distributions    -  (2,213)       -   (388,811)        -  (1,725,682)   128,027            -            -   (1,988,679)
Units purchased              -       -  (13,956)   (47,922)  (29,500)    (91,920)     8,530            -            -     (131,312)
Units sold to employees      -       -        -          -    72,500     216,975   (195,277)           -            -       21,698
Employee compensation -
 reduction of notes
 receivable                  -       -        -          -         -           -     73,324            -            -       73,324
Units issued in connection
 with the purchase of
 Oklahoma Magic, L.P.'s
 minority interest           -       -        -          -   233,333     790,999          -     (217,762)           -      573,237
                         -----  ------  -------  --------- ---------  ----------   --------   ----------       ------   ----------
Balance at
 December 31, 2002       3,940 $(7,620) 682,857 $5,212,980 3,278,559 $(7,654,589) $(576,740) $(2,076,405)     $(1,123) $(5,103,497)
                         =====  ======  =======  ========= =========  ==========   ========   ==========       ======   ==========


                                                        See accompanying notes.




                              AMERICAN RESTAURANT PARTNERS, L.P.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

            Years Ended December 31, 2002, December 25, 2001, and December 26, 2000


                                                          2002            2001            2000
                                                          ----            ----            ----
Cash flows from operating activities:
 Net income                                            $2,822,468      $1,828,908      $1,372,124
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        3,120,554       3,107,114       2,826,337
   Equity in loss of unconsoliated affiliates             198,113         176,456         176,896
   Loss on default in pooled loans                              -               -         409,016
   Loss on disposition of assets                          121,262          39,266           5,786
   Loss on sale of investment securities                    8,601               -               -
   Loss on restaurant closings                            161,787               -          24,910
   Loss on sale of investment in unconsolidated
    affiliate                                             234,000               -               -
   Minority interest in income of
     Operating Partnerships                                34,138          25,597         211,300
   Unit compensation expense                               73,324          51,909          54,385
   Gain on fire settlement                                      -        (159,203)              -
   Net change in operating assets and liabilities:
     Accounts receivable                                  153,829        (162,147)        (61,650)
     Due from affiliates                                   (9,756)          1,576           3,704
     Inventories                                          (32,721)          9,592           3,584
     Prepaid expenses                                    (266,856)        (51,698)        (37,594)
     Deposit with affiliate                               (50,000)              -               -
     Accounts payable                                    (763,068)        409,986        (106,418)
     Due to affiliates                                    (40,329)       (105,992)         46,767
     Accrued payroll and other taxes                     (242,769)         82,402         148,666
     Accrued liabilities                                 (160,595)         43,155         184,125
     Other, net                                           (93,165)       (165,641)        151,557
                                                       ----------      ----------      ----------
 Net cash provided by operating activities              5,268,817       5,131,280       5,413,495

Investing activities:
 Purchase of minority interest in Magic                         -               -      (2,500,000)
 Investment in unconsolidated affiliates                 (160,172)       (127,298)       (341,952)
 Proceeds from sale of investement in
  unconsolidated affiliate                                 26,000               -               -
 Purchase of investment securities                       (391,171)              -               -
 Proceeds from sale of investment securities              191,273               -               -
 Additions to property and equipment                   (2,423,246)     (2,055,634)     (2,239,355)
 Proceeds from sale of property and equipment              23,781         349,278           6,538
 Proceeds from sale and leaseback of property
  and equipment                                         3,187,202               -               -
 Purchase of franchise rights                             (45,000)              -               -
 Collections of notes receivable from affiliates           16,174          11,750          14,151
 Advances on notes receivable from affiliate              (50,000)              -               -
 Net proceeds from fire settlement                              -         251,613               -
                                                       ----------      ----------      ----------
 Net cash provided by (used in) investing activities      374,841      (1,570,291)     (5,060,618)

Financing activities:
 Payments on long-term borrowings                      (5,492,446)     (2,449,626)     (3,278,852)
 Proceeds from long-term borrowings                     1,517,620       1,723,856       5,105,739
 Principal payments on capital lease obligations         (615,994)       (587,079)       (384,942)
 Distributions to Partners                             (1,988,679)     (1,376,004)     (1,389,302)
 Proceeds from issuance of Class B and C units             21,698               -           1,395
 Repurchase of units                                     (131,312)        (44,716)       (290,911)
 General Partners' distributions
  from Operating Partnerships                             (21,381)        (14,971)        (15,221)
 Minority interests' distributions
   from Operating Partnerships                             (6,000)         (6,000)        (54,750)
                                                       ----------      ----------      ----------

 Net cash used in financing activities                 (6,716,494)     (2,754,540)       (306,844)
                                                       ----------      ----------      ----------

 Net increase (decrease) in cash and cash equivalents  (1,072,836)        806,449          46,033

Cash and cash equivalents at beginning of period        1,594,934         788,485         742,452
                                                       ----------      ----------      ----------

Cash and cash equivalents at end of period            $   522,098     $ 1,594,934     $   788,485
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

FISCAL YEAR

The Partnership operates on a 52 or 53 week fiscal year ending on the last Tuesday in December. The Partnership's operating results reflected in the accompanying consolidated statements of operations include 53 weeks for the period ended December 31, 2002, and 52 weeks for each of the periods ended December 25, 2001 and December 26, 2000.

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

For earnings per Partnership unit calculations, the contingent units issued on October 10, 2002, as discussed in Note 14, were considered outstanding beginning June 26, 2002, which is the beginning of the quarter in which the contingency was met.

OPERATIONS

All of the restaurants owned by the Partnership are operated under a franchise agreement with Pizza Hut, Inc., the franchisor. The agreement grants the Partnership exclusive rights to develop and operate restaurants in certain franchise territories. The Partnership operates restaurants in Georgia, Louisiana, Montana, Texas, Wyoming and Oklahoma.

A schedule of restaurants in operation for the periods presented in the accompanying consolidated financial statements is as follows:

                                                    2002   2001   2000
                                                    ----   ----   ----
Restaurants in operation at beginning of year         87     86     87
Opened                                                 1      2     --
Closed                                                --     (1)    (1)
                                                     ---    ---    ---
Restaurants in operation at end of year               88     87     86
                                                     ===    ===    ===

The Partnership replaced two existing restaurants with two new restaurants in 2002. In 2001, the Partnership replaced one existing restaurant with one new restaurant. In conjunction with the restaurant replacements in 2002, the Partnership recorded the write-off of leasehold improvements and restaurant equipment of $161,787 as loss on restaurant closings.

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from schools and various businesses and are generally not collateralized. Past due accounts determined not to be collectible by the Partnership are charged off to other restaurant operating expenses. Total charge offs were not significant in 2002, 2001 and 2000. Accounts receivable at December 31, 2002 and December 25, 2001 are considered to be fully collectible.

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

The estimated useful lives used in computing depreciation and amortization are as follows:

            Buildings                               10 to 30 years
            Restaurant equipment                     3 to  7 years
            Leasehold rights and improvements        5 to 20 years

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for renewals and betterments, which materially extend the useful lives for assets or increase their productivity, are capitalized. Depreciation expense was $2,700,746, $2,621,072, and $2,345,383 for the years ended December 31, 2002, December 25, 2001 and December 26, 2000, respectively.

GOODWILL

Effective December 26, 2001, as discussed in Note 3, goodwill and other intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Prior to December 26, 2001 goodwill resulting from APP's investment in Magic was amortized over 29 years using the straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership reviews applicable intangible assets and long-lived assets related to each restaurant on a periodic basis. When events or changes in circumstances indicate an asset may not be recoverable, the Partnership estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the asset and the fair value of the asset. The Partnership's estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. The Partnership recorded no impairment losses for 2002, 2001 or 2000.

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

Due to differences in the rules related to reporting income for financial statement purposes and for purposes of income tax returns by individual limited partners, the tax information sent to individual limited partners differs from the information contained herein. At December 31, 2002, the Partnership's reported amount of its net assets for financial statement purposes were more than the income tax bases of such net assets by approximately $1,892,000. The differences between net income in conformance with accounting principles generally accepted in the United States of America (US GAAP) and taxable income are as follows:
                                        2002         2001         2000
                                        ----         ----         ----

US GAAP net income                   $2,822,468   $1,828,908  $1,372,124

Depreciation and amortization          (618,465)     366,691     153,712
Capitalized leases                       19,987      (67,041)    (11,750)
Equity in earnings (loss)
  of affiliate                         (655,608)    (131,580)     89,127
Loss on restaurant closings                   -	         158      (1,750)
Gain on disposition of assets           582,624	      95,723       7,051
Unicap adjustment                             -	      (2,140)      1,830
Loss on default of pooled loans               -	           -     313,465
Other                                    33,863	     (45,696)     23,139
                                      ---------    ---------   ---------
Taxable income                       $2,184,869   $2,045,023  $1,946,948
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

ACCOUNTING FOR UNIT BASED COMPENSATION

The Partnership uses the intrinsic value-based method for measuring unit-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Partnership units at the grant date over the amount the employee must pay for the units. Required pro forma disclosures of compensation expense determined under the fair value method have not been presented as there are no unvested options and no options were granted in 2002, 2001 or 2000.

INVESTMENT SECURITIES AVAILABLE-FOR-SALE

Investment securities available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported as the sole component of cumulative comprehensive income or loss within Partners' capital. Interest and dividends as well as realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale investment securities are included in interest and other investment income. The cost of investments sold is based on the specific identification method.



2.  FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    ----------------------------------------------------------

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities the Partnership initiates after that date.

ACCOUNTING FOR GUARANTEES

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Partnership previously did not record a liability when guaranteeing obligations unless it became probable that the Partnership would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Partnership issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Partnership does not anticipate FIN 45 will
have a material effect on its 2003 financial statements.   Disclosures
required by FIN 45 are included in the accompanying financial statements.

VARIABLE INTEREST ENTITIES

In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

CONSIDERATION RECEIVED FROM A VENDOR

In November 2002 the Emerging Issues Task Force reached a consensus opinion on EITF 02-16, "Accounting by a Customer (including a reseller) for Certain Consideration Received from a Vendor." EITF 02-16 requires that cash payments, credits, or equity instruments received as consideration by a customer from a vendor should be presumed to be a reduction of cost of sales when recognized by the customer in the income statement. In certain situations, the presumption could be overcome and the consideration recognized either as revenue or a reduction of a specific cost incurred. The consensus should be applied prospectively to new or modified arrangements entered into after December 31, 2002. The Partnership has not yet determined the effects of EITF 02-16 on its financial statements.


3.  GOODWILL
    --------

In contrast to accounting standards in effect during 2001 and 2000, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Partnership discontinued the amortization of goodwill. The information presented below reflects adjustments to information reported in 2001 and 2000 as if SFAS 142 had been applied in those years. The adjustments reflect the effects of not amortizing goodwill.

                                   2002          2001          2000
                                   ----          ----          ----

Reported net income             $2,822,468    $1,828,908    $1,372,124
Add back:  Goodwill
           amortization                  -        84,888        84,888
                                 ---------     ---------     ---------
Adjusted net income             $2,822,468    $1,913,796    $1,457,012
                                 =========     =========     =========

Basic and diluted net income
 per Partnership Unit           $     0.74    $     0.49    $     0.37
Goodwill amortization                    -          0.02          0.02
                                      ----          ----          ----
Adjusted basic and diluted net
 income per Partnership Unit    $     0.74    $     0.51    $     0.39
                                      ====          ====          ====

The carrying amount of goodwill was $2,540,864 and $1,967,627 at December 31, 2002 and December 25, 2001, respectively. The increase in goodwill of $573,237 since December 26, 2001 was attributable to the recording of contingent consideration in 2002 related to the 2000 purchase of the additional 39% of Magic (see also Note 14).


4.  ACQUIRED INTANGIBLE ASSETS
    --------------------------

The Partnership's acquired intangible assets subject to amortization consisted primarily of franchise rights at December 31, 2002 and December 25, 2001. The weighted average amortization period for intangible assets subject to amortization was approximately 20 years at December 31, 2002. As discussed in Note 16, the Partnership entered into a new franchise agreement effective January 1, 2003 for a period of 30 years. The Partnership has the option at the expiration of the initial or any subsequent term of the franchise agreement to renew the franchise granted thereunder for a renewable term of 20 years, subject to the approval of the franchisor. Beginning January 1, 2003, the remaining franchise rights will be amortized over the initial term of the new franchise agreement of 30 years. Amortization expense was $419,808, $486,042 and $480,954 in 2002, 2001 and 2000, respectively.
The estimated amortization expense is $200,000 in 2003 and $170,000 for each of the subsequent four years through 2007.


5.  RELATED PARTY TRANSACTIONS
    --------------------------

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

Affiliates of the Management Company provide various other services for the Partnership including promotional advertising. In addition to participating in advertising provided by the franchisor, an affiliated
company   engages   in promotional activities to further   enhance
restaurant sales. The affiliate's fees for such services are based on the actual costs incurred and principally relate to the reimbursement of print and media costs. In exchange for advertising services provided directly by the affiliate, the Partnership pays a commission based upon 15% of the advertising costs incurred. Such costs were not significant in 2002, 2001 or 2000.

The Partnership maintains a deposit with the Management Company equal to approximately one and one-half month's management fee. Such deposit, $535,000 and $485,000 at December 31, 2002 and December 25, 2001, respectively, may be increased or decreased at the discretion of RAM.

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

The Partnership owns a 25% interest in a limited liability company
(LLC) which owns an airplane. The Management Company leases the airplane from the LLC on an hourly basis. The Partnership recorded a loss on the LLC of $172,961, $154,166 and $156,398 in 2002, 2001
and 2000, respectively. The Partnership also owned a 4.34% interest in Seaside Pizza, LLC (Seaside), a company formed to acquire eleven Pizza Hut restaurants in New Jersey in December 2000. The Partnership sold this investment in 2002, recognizing a $234,000 loss on sale of investment in unconsolidated affiliate. Certain Partnership principal unitholders are also owners of Seaside. The Partnership's share of Seaside's income was not significant for the years ended December 31, 2002 and December 25, 2001.

Transactions with related parties included in the accompanying consolidated financial statements and notes are summarized as follows:

                                  2002        2001        2000
                                  ----        ----        ----

Management fees                $4,345,434  $3,970,991  $3,738,150
Management Company bonuses        744,005     539,382     510,641
Advertising commissions            78,946      92,477      96,592
Accommodation fee (See Note 6)     86,467      90,911      94,982
Acquisition/divestiture fee
  on sale of assets                     -       5,000      15,000
Development fees                   37,500      25,000           -

The Partnership has made advances to various affiliates under notes receivable which bear interest at market rates. The advances are to be received in varying installments with maturities as follows: 2003 - $11,628; 2004 - $60,452; 2005 - $11,434; 2006 - $10,058; 2007 -
$2,714; Thereafter - $7,122. All such notes are guaranteed by the majority owner of the Partnership. In addition, the Partnership has certain other amounts due from and to affiliates which are on a noninterest bearing basis.


6.  LONG-TERM DEBT
    --------------

Long-term debt consists of the following at December 31, 2002 and December 25, 2001:

                                                2002          2001
                                                ----          ----
Notes payable to INTRUST Bank in
 Wichita, payable in monthly install-
 ments aggregating $64,282 including
 interest at fixed rates from 6.0%
 to 9.00%, due at various dates
 through August 2007                        $ 1,924,189   $ 1,279,859

Notes payable to INTRUST Bank in
 Wichita.  These notes were paid in
 full in January 2002 from the proceeds
 of a sale-leaseback transaction.                     -     2,462,999

Note payable to INTRUST Bank in Wichita,
 payable in monthly installments of
 $4,963 including interest at a fixed
 rate of 6.75%, due October 2007 with a
 balloon payment of $115,968                    324,213             -

Notes payable to INTRUST Bank in Wichita,
 payable in monthly installments totaling
 $85,051 including interest at a fixed
 rate of 7.50%, due August 2007 with
 balloon payments totaling $1,194,765         4,827,524     5,430,803

Note payable to INTRUST Bank in Wichita,
 interest payable monthly at a fixed rate
 of 6.50%, due in full in April 2004            300,000       300,000

Notes payable to Franchise Mortgage
 Acceptance Company (FMAC) payable in
 monthly installments aggregating
 $242,461 including interest at fixed
 rates from 8.81% to 10.95%, due at
 various dates through May 2013              14,854,172    16,637,349

Notes payable to CNL Financial Services,
 Inc. payable in monthly installments
 aggregating $16,844, including interest
 at a fixed rate of 9.62%, through
 July 2019                                    1,672,242     1,711,436

Notes payable to Peachtree Franchise
 Finance, LLC payable in monthly
 installments of $11,854 including
 interest at a fixed rate of 10.05%,
 due June 2015                                1,010,324     1,048,906

Notes payable to various banks,payable
 in monthly installments aggregating
 $2,690, including interest at rates
 from 8.95% to 10.00%, due at various
 dates through January 2010.  One note
 requires a balloon payment of $115,013
 upon its maturity in January 2010              186,427       202,565
                                             ----------    ----------
                                             25,099,091    29,073,917
Less current portion                          3,062,704     5,406,737
                                             ----------    ----------
                                            $22,036,387   $23,667,180
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

Certain borrowings through FMAC are part of loans "pooled" together with other franchisees in good standing and approved restaurant concepts, as defined, and sold to the secondary market. The Partnership has provided to FMAC a limited, contingent guarantee equal to 13% (APP) and 15% (Magic) of the original loan balance through May of 2013 (a total of $1,116,004 based on current loans outstanding with
FMAC), referred to as the "Performance Guarantee Amount" (PGA). The Partnership promises to pay FMAC up to the total of the PGA to the extent required to cover delinquent loans or defaults in the "pooled" loans. Each month, the Partnership pays to FMAC a "Periodic Guarantee Charge Amount" (PGCA) which is the monthly amortization of the PGA.
If none of the other loans in the "pool" are delinquent in respect of any payment due or in default during a monthly period, the Partnership is entitled to a rebate of the PGCA. To the extent that the other loans in the "pool" are delinquent or in default, the amount of the
PGCA rebate will be reduced proportionately.   At December 25, 2001,
certain loans within the Partnership's "pool" were in default. As a result, the Partnership made monthly PGCA's totaling $52,454 in 2002. At December 31, 2002, two of the Partnership's pool's included delinquent loans. Because there were enough funds in one of the pools to cover the delinquent loan payments, the Partnership has not been required to make PGCA payments since September 2002 for that pool.
The Partnership is making monthly payments of $1,085 for the other pool. From the inception of the pooled loan agreement, the Partnership has paid $272,608 of the PGA. As a result, the Partnership's remaining PGA balance at December 31, 2002 is $843,396, for which the Partnership has recorded a liability of $301,250, which management believes is sufficient to cover the potential remaining liability.

All borrowings are secured by substantially all land, buildings, and equipment of the Partnership. In addition, all borrowings, except for the FMAC loans are supported by the guarantee of the majority owner of the Partnership.

Future annual long-term debt maturities, exclusive of capital lease commitments over the next five years are as follows: 2003 -
$3,062,704; 2004 - $3,747,585; 2005 - $2,741,078; 2006 - $2,939,437
and 2007 - $3,817,214.


7.  LEASES
    ------

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

During 2002, the Partnership sold the land and buildings of 8 restaurants for $3,187,202. The sale resulted in gains of $664,618 and losses of $120,079. Gains were deferred and losses were recognized in other restaurant operating expenses. The assets were then leased back from the purchaser for a 20-year term. The land leases are recorded as operating leases with deferred gains amortized over the term of the leases. The building leases are recorded as capital leases with deferred gains recorded as a reduction in the cost of the corresponding building.

Minimum and contingent rent payments for land and buildings leased from affiliates were $32,771 for the year ended December 31, 2002 and $30,250 for each of the years ended December 25, 2001 and December 26, 2000.

The Partnership also leases point-of-sale terminals for its restaurants under capital lease arrangements. The leases contain initial lease terms ranging from 3 to 4 years and are guaranteed by the majority owner of the Partnership.

Total minimum and contingent rent expense under all operating lease agreements was as follows:

                             2002             2001         2000
                             ----             ----         ----
Minimum rentals           $1,360,940       $1,191,257   $1,271,774
Contingent rentals           265,345          264,565      277,858

Future minimum payments under capital leases and noncancelable operating leases with an initial term of one year or more at December 31, 2002, are as follows:

                                     Operating
                                    Leases With    Operating
                         Capital     Unrelated    Leases With
                         Leases       Parties     Affiliates
                       ----------   ----------    ----------

     2003              $  950,012   $1,277,472     $ 33,275
     2004                 606,156    1,077,034       33,275
     2005                 542,787      892,564       33,275
     2006                 532,800      802,396       33,275
     2007                 438,087      624,856        8,319
     Thereafter         4,298,650    3,436,485            -
                        ---------    ---------      -------
Total minimum payments  7,368,492   $8,110,807     $141,419
Less interest           3,353,650    =========      =======
                        ---------
                        4,014,842
Less current portion      560,405
                        ---------
                       $3,454,437
                        =========

Amortization of property under capital leases, determined on the straight-line basis over the lease terms totaled $654,103, $485,188 and $360,575 for the years ended December 31, 2002, December 25, 2001, and December 26, 2000, respectively. The amortization is included in depreciation and amortization expense in the accompanying consolidated statements of income. Property under capital lease obligations was as follows:

                                      2002              2001
                                      ----              ----

Buildings                          $3,676,779        $2,017,406
Restaurant equipment                1,996,805         1,982,468
                                    ---------         ---------
                                    5,673,584         3,999,874
Accumulated depreciation            2,615,590         1,961,486
                                    ---------         ---------
                                   $3,057,994        $2,038,388
                                    =========         =========


8.  LIMITED PARTNERSHIP UNITS
    -------------------------

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


9.  DISTRIBUTIONS TO PARTNERS
    -------------------------

On January 2, 2003, the Partnership declared a distribution of $.125 per Unit to all Unitholders of record as of January 13, 2003. The distribution is not reflected in the December 31, 2002 consolidated financial statements.


10.  UNIT OPTION PLAN
     ----------------

The Partnership, RAM, and the Management Company adopted a Class A Unit Option Plan (the Plan) pursuant to which 75,000 Class A Units are reserved for issuance to employees, including officers of the Partnership, RAM, and the Management Comany. The Plan is administered by the Managing General Partner which will, among other things, designate the number of Units and individuals to whom options will be granted. Participants in the Plan are entitled to purchase a designated number of Units at an option price equal to the fair market value of the Unit on the date the option is granted. Units under option are exercisable over a three-year period with 50% exercisable on the date of grant and 25% exercisable on each of the following two anniversary dates. The term of options granted under the Plan will be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and will not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. Units covered by options which expire or are terminated will again be available for option grants.

A summary of Units under options in the Plan is as follows:

                                    Units         Option Price
                                    -----         ------------

Balance at December 26, 2000,
  December 25, 2001 and
  December 31, 2002                  625             $8.50

At December 31, 2002, options on 625 Units were exercisable. Unit options available for future grants totaled 48,611 at December 31, 2002 and December 25, 2001.


11.  FIRE SETTLEMENT
     ---------------

In the first quarter of 2001, the Partnership incurred a fire at one of its restaurants. The property was insured for the replacement cost and the Partnership realized a gain of $159,203 upon final settlement of the claim.


12.  CLASS B AND C RESTRICTED UNITS SOLD TO EMPLOYEES
     ------------------------------------------------

During 2002, the Partnership issued 72,500 Class B and C Units (2,500 at $2.79 per unit and 70,000 at $3.00 per unit) to certain employees in exchange for either a 10% down payment and notes receivable for the remaining 90% of the purchase price or for notes receivable for 100% of the purchase price. In 2000, the Partnership issued 5,000 Class B and C Units at $2.79 per unit to certain employees under this same arrangement. Notes receivable representing 40% or 50%, respectively, of the purchase price, together with interest thereon at a rate from 7.5% to 9%, will be repaid by the cash distributions paid on the units. Non-interest bearing notes receivable representing the remaining 50% of the purchase price will be reduced over a 4 1/2 year period through annual charges to compensation expense, included under the caption of "General and administrative-other" in the accompanying statements of income, as long as the employee remains employed by the Company. The units are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units in the event the employee is terminated for an amount equal to the greater of issue price or fair market value at the time of termination. At December 31, 2002, there were 613,599 Units held by employees that were subject to repurchase agreements. The repurchase price at December 31, 2002 was $3.39 per Unit.


13.  PARTNERS' CAPITAL
     -----------------

During 2002, 2001 and 2000, the Partnership purchased 13,956, 10,325, and 82,728 Class A Income Preference Units for $47,922, $33,556, and $268,866, respectively. These Units were retired by the Partnership.


14.  INVESTMENT IN MAGIC
     -------------------

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

On July 26, 2000, APP purchased 39% of Magic from the Management Company for $2,500,000 cash and contingent consideration of 233,333 Class B and Class C Partnership Units. The $2,500,000 cash payment was financed by INTRUST Bank over five years at 9.5%. Upon completion of this purchase, the Partnership owns 99% of Magic. The Management Company is considered a related party in that one individual has controlling interest in both the Management Company and the Partnership's general partner. To the extent that the Partnership and the Management Company have common ownership, the transaction was recorded at the Management Company's historical cost. As a result of the transaction, the Partnership recorded goodwill of $1,407,991 and cost in excess of carrying value of assets acquired of $534,962.

The contingent consideration involved in the purchase of the additional 39% of Magic was to become due in the event that Magic's cash flow (determined on a 12 month trailing basis) exceeded $2.6 million at any time between January 1, 2001 and December 31, 2005. Magic's cash flow exceeded $2.6 million for the twelve months ended September 24, 2002. As a result, on October 10, 2002, the Partnership issued RMC a total of 233,333 Class B and C Units as payment of the remaining balance. The 233,333 units were valued at $3.39 per unit, which was the unit value at September 24, 2002. The contingent consideration was recorded in a manner consistent with the original transaction. The Partnership recorded an increase in limited partners capital of $790,999, which represented the value of the units issued, goodwill of $573,237 and cost in excess of carrying value of assets acquired of $217,762.


15.  INVESTMENT SECURITIES
     ---------------------

The Partnership purchased common stock of publicly traded companies for investment purposes in the year ended December 31, 2002 for a cost of $391,171. Stock with a cost of $199,874 was sold during 2002 resulting in a loss on sale of investment securities of $8,601. As of December 31, 2002, investment securities available-for-sale had a cost of $191,297, a cumulative unrealized loss of $1,123 and a fair value of $190,174. The adjustment to unrealized loss on available-for-sale investment securities is included in comprehensive income.


16.	SUBSEQUENT EVENT
      ----------------

Effective January 1, 2003 the Partnership entered into a new franchise agreement with Pizza Hut, Inc. The new franchise agreement is effective for a period of 30 years. The Partnership has the option at the expiration of the initial or any subsequent term of the franchise agreement to renew the franchise granted thereunder for a renewable term of 20 years, subject to the approval of the franchisor. The new franchise agreement requires, among other things, an increase in the royalty fees for delivery restaurants from 4.0% to 4.5% of net sales beginning January 1, 2010, 4.75% of net sales as of January 1, 2020, and 5.0% of net sales as of January 1, 2030; an increase in national advertising fees from 2.0% to 2.5% of net sales; and a decrease in local advertising fees from 2.0% to 1.75% of net sales. In addition the new franchise agreement requires approximately 68 of the Partnership's restaurants to be remodeled, rebuilt, relocated or reimaged and refurnished by December 31, 2012.


17.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

The carrying amount reported on the balance sheets for financial instruments including cash and cash equivalents, investment securities available-for-sale and notes receivable approximates their fair value.

The fair value of long-term debt is estimated at $29,399,573 and $30,284,536 at December 31, 2002 and December 25, 2001, respectively, compared to its carrying value of $25,099,091 and $29,073,917 at the same respective dates. Fair values are considered equal to carrying values for variable rate debt. The estimated fair value of fixed rate debt is based on discounted cash flow analysis using interest rates currently offered for debt with similar terms.


18.  QUARTERLY FINANCIAL DATA (unaudited)
     ------------------------------------

Unaudited quarterly consolidated statement of income information for the years ended December 31, 2002 and December 25, 2001 is summarized as follows:
                          First      Second       Third      Fourth
                         Quarter     Quarter     Quarter     Quarter
                       ----------  ----------  ----------  ----------
2002
----
Net sales             $17,518,696 $17,033,867 $16,911,097 $18,531,641
Income from
  operations            2,097,696   1,620,708   1,195,593   1,200,871
Net income              1,252,868     891,597     456,028     221,975
Basic and diluted
  net income per
  Partnership unit           0.34        0.24        0.12        0.06

2001
----
Net sales             $15,598,592 $15,795,550 $16,012,524 $16,410,764
Income from
  operations            1,022,098   1,368,527     932,099   1,608,995
Net income                157,974     551,122     267,558     852,254
Basic and diluted
  net income per
  Partnership unit           0.04        0.15        0.07        0.23


Fourth quarter 2002 data includes results from 14 weeks of operations due to the fiscal year of 2002 including 53 weeks (see Note 1).
Fourth quarter 2002 net income includes loss on sale of investment in unconsolidated affiliate of $234,000 (see Note 5).


19.  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                       2002        2001        2000
                                       ----        ----        ----
Cash paid during the year for
 interest                           $2,873,969  $3,086,014  $3,050,092
Noncash investing and financing
 activity:
  Issuance of units for notes
   receivable                          195,277           -      12,555
  Distributions offset against
   notes receivable                    128,027     106,097     117,551
  Unit repurchases offset
   against notes receivable              8,530           -      47,705
  Capital leases entered into        2,039,283     606,924   1,461,151
  Reduction of notes receivable
   recorded as compensation expense     73,324      51,909      54,385
  Units issued in connection with
   the purchase of Oklahoma
   Magic, L.P.'s minority interest     790,999           -           -



                       Exhibit 23.1

    CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have issued our report dated February 28, 2003, accompanying the consolidated financial statements included in the Annual Report of American Restaurant Partners, L.P. on Form 10-K for the year ended December 31, 2002. We hereby consent to the incorporation by reference of said report in the Registration Statement of American Restaurant Partners, L.P.
on Form S-8 (No. 33-20784).

                           /s/Grant Thornton LLP

Wichita, Kansas
February 28, 2003