Form 10-Q
period 2003-04-01
AMERICAN RESTAURANT PARTNERS L P
filed 2003-05-14
CIK 817900

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.   20549


                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended April 1, 2003        Commission file number 1-9606


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



                 AMERICAN RESTAURANT PARTNERS, L.P.

                               INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets at
          April 1, 2003 and December 31, 2002                      1

          Consolidated Condensed Statements of Income
          for the Three Periods Ended April 1, 2003
          and March 26, 2002                                       2

          Consolidated Condensed Statements of Cash
          Flows for the Three Periods Ended
          April 1, 2003 and March 26, 2002                         3

          Notes to Consolidated Condensed Financial Statements    4-5


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           6-9

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                              10

Item 4.   Controls and Procedures                                  11


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         12



                     AMERICAN RESTAURANT PARTNERS, L.P.

                   CONSOLIDATED CONDENSED BALANCE SHEETS


                                                   April 1,       December 31,
         ASSETS                                      2003             2002
----------------------------------------------   -----------      -----------
Current assets:
 Cash and cash equivalents                       $   208,251      $   522,098
 Investment securities available-for-sale                  -          190,174
 Accounts receivable                                 333,471          328,356
 Due from affiliates                                  21,804           74,424
 Notes receivable from
  affiliates - current portion                         9,773           11,628
 Inventories                                         418,976          430,542
 Prepaid expenses                                    728,073          626,448
                                                  ----------       ----------
 Total current assets                              1,720,348        2,183,670

Net property and equipment                        18,216,674       18,704,186

Other assets:
 Franchise rights, net                             4,708,822        4,748,392
 Notes receivable from affiliates                     89,254           91,780
 Deposit with affiliate                              535,000          535,000
 Goodwill                                          2,540,864        2,540,864
 Other                                               764,954          800,374
                                                  ----------       ----------
                                                   8,638,894        8,716,410
                                                  ----------       ----------

                                                 $28,575,916      $29,604,266
                                                  ==========       ==========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                               $  2,007,361      $ 2,383,477
 Due to affiliates                                    15,159           12,434
 Accrued payroll and other taxes                   1,096,315          738,773
 Accrued liabilities                               1,070,790        1,244,191
 Current maturities of long-term debt              2,865,551        3,062,704
 Current portion of capital lease obligations        500,365          560,405
                                                  ----------       ----------
 Total current liabilities                         7,555,541        8,001,984

Long-term liabilities less current maturities:
 Capital lease obligations                         3,380,475        3,454,437
 Long-term debt                                   21,347,684       22,036,387
 Other noncurrent liabilities                      1,026,128        1,067,792
                                                  ----------       ----------
 Total long-term liabilities                      25,754,287       26,558,616

Minority interests in Operating Partnerships         149,702          147,163
Commitments and contingencies                              -                -

Partners' capital (deficiency):
 General Partners                                     (7,343)          (7,620)
 Limited Partners:
  Class A Income Preference                        5,251,293        5,212,980
  Classes B and C                                 (7,480,418)      (7,654,589)
 Notes receivable employees - sale
  of partnership units                              (570,741)        (576,740)
 Cost in excess of carrying value
  of assets acquired                              (2,076,405)      (2,076,405)
 Cumulative comprehensive loss                             -           (1,123)
                                                  ----------       ----------
 Total partners' capital (deficiency)             (4,883,614)      (5,103,497)
                                                  ----------       ----------

                                                 $28,575,916      $29,604,266
                                                  ==========       ==========

                            See accompanying notes.



                      AMERICAN RESTAURANT PARTNERS, L.P.

                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                     Three Periods Ended
                                                   April 1,        March 26,
                                                     2003            2002
                                                 -----------      -----------
Net sales                                        $17,290,015      $17,518,696

Operating costs and expenses:
 Cost of sales                                     4,232,295        4,179,371
 Restaurant labor and benefits                     4,958,780        4,882,395
 Advertising                                       1,079,978        1,108,585
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                    3,260,534        3,069,522
 General and administrative:
  Management fees - related party                  1,071,540        1,086,487
  Other                                              368,178          380,066
 Depreciation and amortization                       769,357          714,574
                                                  ----------       ----------

      Income from operations                       1,549,353        2,097,696

Equity in loss of unconsolidated affiliates          (86,208)         (84,798)
Interest and other investment income                  11,048            5,927
Interest expense                                    (689,434)        (748,959)
                                                  ----------       ----------
                                                    (764,594)        (827,830)
                                                  ----------       ----------

Income before minority interest                      784,759        1,269,866

Minority interests in income of
  Operating Partnerships                              (9,060)         (16,998)
                                                  ----------       ----------
Net income                                       $   775,699      $ 1,252,868
                                                  ==========       ==========

Net income allocated to Partners:
 Class A Income Preference                       $   133,237      $   237,063
 Class B                                         $   234,317      $   369,422
 Class C                                         $   408,145      $   646,383

Weighted average number of Partnership
 units outstanding during period:
 Class A Income Preference                           681,631          696,346
 Class B                                           1,198,749        1,085,138
 Class C                                           2,088,036        1,898,682

Basic and diluted income
 before minority interest per
 Partnership unit                                $      0.20      $      0.35

Basic and diluted minority interest
 per Partnership unit                            $      0.00      $      0.00

Basic and diluted net income
 per Partnership unit                            $      0.20      $      0.34

Distributions per Partnership unit               $     0.125      $     0.100


                          See accompanying notes.


                    AMERICAN RESTAURANT PARTNERS, L.P.

              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                      Three Periods Ended
                                                    April 1,        March 26,
                                                     2003             2002
                                                 -----------      -----------

Cash flows from operating activities:
 Net income                                      $   775,699      $ 1,252,868
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                     769,357         714,574
   Equity in loss of unconsolidated affiliates        86,208          84,798
   Loss on disposition of assets                       4,360         121,535
   Gain on sale of investment securities              (6,486)              -
   Minority interest in income of
    Operating Partnerships                             9,060          16,998
   Unit compensation expense                          20,612          15,113
   Net change in operating assets and liabilities:
     Accounts receivable                              (5,115)         24,508
     Due from affiliates                              52,620         (22,371)
     Inventories                                      11,566         (41,235)
     Prepaid expenses                               (101,625)         (3,140)
     Accounts payable                               (376,116)       (804,864)
     Due to affiliates                                 2,725          37,786
     Accrued payroll and other taxes                 357,542        (216,427)
     Accrued liabilities                            (173,401)       (283,537)
     Other, net                                      (74,046)         51,662
                                                  ----------      ----------
 Net cash provided by operating activities         1,352,960         948,268

Investing activities:
 Investment in unconsolidated affiliates             (58,320)        (22,676)
 Proceeds from sale of investment securities         197,783               -
 Additions to property and equipment                (206,721)       (430,011)
 Proceeds from sale and leaseback of property
   and equipment                                           -       3,188,044
 Collections of notes receivable from affiliates       4,381           3,541
                                                  ----------      ----------
  Net cash provided by (used in)
  investing activities                               (62,877)      2,738,898

Financing activities:
 Payments on long-term borrowings                   (885,856)     (3,193,440)
 Proceeds from long-term borrowings                        -         100,250
 Principal payments on capital lease obligations    (134,002)       (171,843)
 Distributions to Partners                          (477,415)       (339,418)
 Proceeds from issuance of Class B and C units         6,750               -
 Repurchase of units                                (106,886)        (79,185)
 General Partners' distributions
  from Operating Partnerships                         (5,021)         (3,711)
 Minority interests' distributions
  from Operating Partnerships                         (1,500)         (1,500)
                                                  ----------      ----------
 Net cash used in financing activities            (1,603,930)     (3,688,847)
                                                  ----------      ----------

 Net decrease in cash and cash equivalents          (313,847)         (1,681)

Cash and cash equivalents at beginning of period     522,098       1,594,934
                                                  ----------      ----------
Cash and cash equivalents at end of period       $   208,251     $ 1,593,253
                                                  ==========      ==========

                          See accompanying notes.



               AMERICAN RESTAURANT PARTNERS, L.P.

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

       Three Periods Ended April 1, 2003 and March 26, 2002


1.  General
    -------
The accompanying consolidated condensed financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. (APP), APP Concepts, LLC and Oklahoma Magic, L.P. (Magic). American Restaurant Partners, L.P., APP, APP Concepts, LLC and Magic are hereinafter collectively referred to as the Partnership. All significant intercompany balances and transactions have been eliminated. The consolidated condensed financial statements have been prepared without audit. The Balance Sheet at December 31, 2002 has been derived from the Partnership's audited financial statements. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2002.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership does not experience significant seasonality but sales continue to be largely driven through advertising and promotion.


2.  Subsequent Events
    -----------------
On April 1, 2003, the Partnership declared a quarterly distribution of $0.125 per unit to all unitholders of record as of April 12, 2003. The distribution is not reflected in the April 1, 2003 consolidated condensed financial statements.


3.  Supplemental Cash Flow Information
    ----------------------------------
                                             Three Periods Ended
                                             4/01/03     3/26/02
                                            ---------   ---------
Cash paid for interest                     $  798,984  $  781,451
Noncash investing and financing
 activity:
   Distributions offset against
     notes receivable                          19,761      28,037
   Reduction of notes receivable
     recorded as compensation expense          20,612      15,113
   Capital leases entered into as part
     of sale-leaseback transactions                 -   2,039,283
   Issuance of units for notes receivable      60,750           -


4.  FRANCHISE RIGHTS
    ----------------
The Partnership entered into a new franchise agreement effective January 1, 2003 for a period of 30 years. The Partnership has the option at the expiration of the initial or any subsequent term of the franchise agreement to renew the franchise granted thereunder for a renewable term of 20 years, subject to the approval of the franchisor. Beginning January 1, 2003, the remaining franchise rights are being amortized over the initial term of the new franchise agreement of 30 years. Prior to January 1, 2003, franchise rights were amortized over the 20 year life of the original franchise agreement. Amortization expense was $79,484 and $101,946 for the three periods ended April 1, 2003 and March 26, 2002, respectively.


5.  COMPREHENSIVE INCOME
    --------------------
Comprehensive income is comprised of the following:

                                             Three Periods Ended
                                             4/01/03     3/26/02
                                            ---------   ---------
Net income                                 $  775,699  $1,252,868
Change in unrealized loss on
 investments held for sale                      1,123           -
                                            ---------   ---------
                                           $  776,822  $1,252,868
                                            =========   =========



Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------
As of April 1, 2003, the Partnership operated 70 traditional Pizza Hut red roof restaurants, 16 delivery/carryout units and 2 dualbrand locations.


Comparison of the Three Periods Ended April 1, 2003
---------------------------------------------------
with the Three Periods Ended March 26, 2002
-------------------------------------------
Net sales for the three periods ended April 1, 2003 were $17,290,000, which was a $229,000, or 1.3%, decrease from net sales of $17,519,000 reported for the same three periods of 2002. Comparable restaurant sales decreased 1.9%. This was not unexpected, as first quarter comparable restaurant sales in 2002 were 9.1% higher than in the same three periods of the prior year, primarily due to the successful introduction of a new product, P'ZONE, in the first quarter of 2002.

Results of Operations
  as a Percentage of Sales:

                                            Three Periods
                                                Ended
                                           4/01/03  3/26/02
                                           -------  -------
Cost of sales                               24.5%    23.9%
Restaurant labor and benefits               28.7%    27.9%
Advertising                                  6.2%     6.3%
Other restaurant operating
 expenses exclusive of
 depreciation and amortization              18.9%    17.5%
General and administrative:
 Management fees                             6.2%     6.2%
 Other                                       2.1%     2.2%
Depreciation and amortization                4.4%     4.1%

Income from operations                       9.0%    12.0%


Income from operations for the three periods ended
April 1, 2003 decreased $549,000 from $2,098,000 to $1,549,000, a
26.2% decrease from the same three periods of 2002. Cost of sales as a percentage of net sales increased 60 basis points compared to the first three periods of the prior year primarily due to promoting more high-cost products, including Stuffed Crust pizza and Stuffed Crust GOLD pizza, as well as offering free Cinnamon Sticks with certain orders. Labor and benefits expense for the quarter increased 80 basis points over the first quarter of 2002. Labor efficiencies were realized during the first quarter of 2002 due to significant sales increases. Other restaurant operating expenses increased 140 basis points compared to the first three periods of 2002. This increase was primarily due to a 40% increase in property and liability insurance premiums and a 60% increase in workers' compensation insurance premiums effective July 1, 2002, along with an increase in utilities in 2003. Depreciation and amortization expense increased 30 basis points in the first quarter of 2003 compared to the first quarter of 2002, primarily due to the addition of new restaurant equipment purchased for three stores opened in 2002.

For the quarter, the Partnership had net income of $776,000, a $477,000 decrease over the prior year's net income of $1,253,000. This decrease was primarily due to the decrease in income from operations noted above which was offset by a $60,000 decrease in interest expense.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At April 1, 2003 the Partnership had a working capital deficiency of $5,835,000 compared to a working capital deficiency of $5,818,000 at December 31, 2002. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the three periods ended April 1, 2003, net cash provided by operating activities amounted to $1,353,000 compared to $948,000 for the three periods ended March 26, 2002. The decrease in net income of $477,000 in 2003 as compared to 2002 reduced cash flows by a like amount. Operating cash flows were also significantly affected by the pay down of operating liabilities, including accounts payable and accrued liabilities of approximately $189,000, in the first three periods of 2003 compared to $1,267,000 in the same three periods of 2002. The 2002 reduction resulted from the deferred payment of certain liabilities in anticipation of sale-leaseback transactions that occurred in the first quarter of 2002.

INVESTING ACTIVITIES. Capital expenditures for the three periods ended April 1, 2003 were $207,000, all of which was used for replacement of equipment in existing restaurants.

FINANCING ACTIVITIES. Cash distributions paid during the three periods ended April 1, 2003 were $477,000 net of a reduction in employee notes receivable of $20,000. Distributions amounted to $.125 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the three periods ended April 1, 2003, the Partnership's payments on long-term borrowings totaled $886,000. There were no proceeds from borrowings during the three periods ended April 1, 2003. Management plans to open one new restaurant and one replacement restaurant during 2003. Development of these restaurants will be financed through existing lenders. Management anticipates spending an additional $700,000 during the remainder of 2003 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.


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

                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:  RMC AMERICAN MANAGEMENT, INC.
                                  Managing General Partner


Date:  5/14/03           By:  /s/Hal W. McCoy
       -------                ------------------------------------
                              Hal W. McCoy
                              Chairman and Chief Executive Officer

Date:  5/14/03           By:  /s/Terry Freund
       -------                ------------------------------------
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


Date:  5/14/03           By:  /s/Hal W. McCoy
       -------                ------------------------------------
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

Date:  5/14/03           By:  /s/Terry Freund
       -------                ------------------------------------
                              Terry Freund
                              Chief Financial and Accounting Officer



             CERTIFICATION PURSUANT TO SECTION 906
               OF THE SARBANES-OXLEY ACT OF 2002

I, Hal W. McCoy, Chairman and Chief Executive Officer of American
Restaurant Parnters, L.P. (the "Partnership"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended April 1, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.

                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:  RMC AMERICAN MANAGEMENT, INC.
                                  Managing General Partner


Date:  5/14/03           By:  /s/Hal W. McCoy
       -------                ------------------------------------
                              Hal W. McCoy
                              Chairman and Chief Executive Officer



             CERTIFICATION PURSUANT TO SECTION 906
               OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Freund, Chief Financial and Accounting Officer of American Restaurant Parnters, L.P. (the "Partnership"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended April 1, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.

                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:  RMC AMERICAN MANAGEMENT, INC.
                                  Managing General Partner

Date:  5/14/03           By:  /s/Terry Freund
       -------                ------------------------------------
                              Terry Freund
                              Chief Financial and Accounting Officer