Form 10-Q
period 2003-07-01
AMERICAN RESTAURANT PARTNERS L P
filed 2003-08-14
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                     Washington, D.C.   20549


                             FORM 10-Q


         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended July 1, 2003         Commission file number 1-9606


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


                         YES [X]    NO [ ]



                AMERICAN RESTAURANT PARTNERS, L.P.

                              INDEX


                                                                  Page
                                                                 Number
                                                                 ------

Part I.   Financial Information
-------------------------------

Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          July 1, 2003 and December 31, 2002                       1

          Consolidated Condensed Statements of Income
          for the Three and Six Periods Ended
          July 1, 2003 and June 25, 2002                           2

          Consolidated Condensed Statements of Cash
          Flows for the Six Periods Ended
          July 1, 2003 and June 25, 2002                           3

          Notes to Consolidated Condensed Financial Statements    4-6


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           7-12

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                              13

Item 4.   Controls and Procedures                                  14


Part II.  Other Information
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                         15




                      AMERICAN RESTAURANT PARTNERS, L.P.

                    CONSOLIDATED CONDENSED BALANCE SHEETS


                                                     July 1,       December 31,
ASSETS                                                2003             2002
------------------------------------------        -----------      -----------
 Current assets:
  Cash and cash equivalents                       $   551,446      $   522,098
  Investment securities available-for-sale                  -          190,174
  Accounts receivable                                 182,009          328,356
  Due from affiliates                                  23,713           74,424
  Notes receivable from
   affiliates - current portion                         9,994           11,628
  Inventories                                         503,731          430,542
  Prepaid expenses                                    535,633          626,448
                                                   ----------       ----------

  Total current assets                              1,806,526        2,183,670

 Net property and equipment                        19,520,770       18,704,186

 Other assets:
  Franchise rights, net                             8,445,580        4,748,392
  Notes receivable from affiliates                     86,671           91,780
  Deposit with affiliate                              570,000          535,000
  Goodwill                                          2,540,864        2,540,864
  Other                                               845,396          800,374
                                                   ----------       ----------

                                                   12,488,511        8,716,410
                                                   ----------       ----------

                                                  $33,815,807      $29,604,266
                                                   ==========       ==========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------

 Current liabilities:
  Accounts payable                                $ 2,402,295      $ 2,383,477
  Due to affiliates                                   115,554           12,434
  Accrued payroll and other taxes                     812,998          738,773
  Accrued liabilities                               1,218,165        1,244,191
  Current maturities of long-term debt              2,909,778        3,062,704
  Current portion of capital lease obligations        434,636          560,405
                                                   ----------       ----------

  Total current liabilities                         7,893,426        8,001,984

 Long-term liabilities less current maturities:
  Capital lease obligations                         3,307,196        3,454,437
  Long-term debt                                   26,004,408       22,036,387
  Other noncurrent liabilities                        983,375        1,067,792
                                                   ----------       ----------

  Total long-term liabilities                      30,294,979       26,558,616

 Minority interests in Operating Partnerships         403,567          147,163
 Commitments and contingencies                              -                -

 Partners' capital (deficiency):
  General Partners                                     (7,276)          (7,620)
  Limited Partners:
   Class A Income Preference                        5,262,577        5,212,980
   Classes B and C                                 (7,400,729)      (7,654,589)
  Notes receivable employees - sale
   of partnership units                              (554,332)        (576,740)
  Cost in excess of carrying value
   of assets acquired                              (2,076,405)      (2,076,405)
  Cumulative comprehensive loss                             -           (1,123)
                                                   ----------       ----------

  Total partners' capital (deficiency)             (4,776,165)      (5,103,497)
                                                   ----------       ----------

                                                  $33,815,807      $29,604,266
                                                   ==========       ==========


                            See accompanying notes.



                          AMERICAN RESTAURANT PARTNERS, L.P.

                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                         July 1,     June 25,      July 1,     June 25,
                                          2003         2002         2003         2002
                                      -----------  -----------  -----------  -----------

Net sales                             $17,788,883  $17,033,867  $35,078,898  $34,552,563

Operating costs and expenses:
 Cost of sales                          4,279,710    4,109,466    8,512,005    8,288,837
 Restaurant labor and benefits          5,148,582    4,832,451   10,107,362    9,714,846
 Advertising                            1,118,084      983,037    2,198,062    2,091,622
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization         3,638,233    3,187,260    6,898,767    6,256,782
 General and administrative:
  Management fees - related party       1,094,881    1,057,553    2,166,421    2,144,040
  Other                                   382,431      467,151      750,609      847,217
 Depreciation and amortization            839,107      776,241    1,608,464    1,490,815
                                       ----------   ----------   ----------   ----------

      Income from operations            1,287,855    1,620,708    2,837,208    3,718,404

Equity in loss of
  unconsolidated affiliates               (38,715)     (37,577)    (124,923)    (122,375)
Interest and other investment income        3,464        6,932       14,512       12,859
Interest expense                         (691,779)    (686,250)  (1,381,213)  (1,435,209)
                                       ----------   ----------   ----------   ----------

Income before minority interest           560,825      903,813    1,345,584    2,173,679

Minority interests in income of
 Operating Partnerships                      (346)     (12,216)      (9,406)     (29,214)
                                       ----------   ----------   ----------   ----------

Net income                            $   560,479  $   891,597  $ 1,336,178  $ 2,144,465
                                       ==========   ==========   ==========   ==========


Net income allocated to Partners:
 Class A Income Preference            $    96,460  $   166,421  $   229,733  $   403,003
 Class B                              $   169,214  $   263,855  $   403,514  $   633,478
 Class C                              $   294,805  $   461,321  $   702,931  $ 1,107,984

Weighted average number of Partnership
 units outstanding during period:
   Class A Income Preference              680,126      695,516      680,878      695,931
   Class B                              1,193,104    1,102,719    1,195,926    1,093,928
   Class C                              2,078,626    1,927,986    2,083,331    1,913,334

Basic and diluted income
 before minority interest
 per Partnership unit                 $      0.14  $      0.24  $      0.34  $      0.59

Basic and diluted minority interest
 per Partnership unit                 $      0.00  $      0.00  $      0.00  $      0.01

Basic and diluted net income
 per Partnership unit                 $      0.14  $      0.24  $      0.34  $      0.58

Distributions per Partnership unit    $     0.125  $     0.155  $     0.250  $     0.255

                              See accompanying notes.




                  AMERICAN RESTAURANT PARTNERS, L.P.

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                           Six Periods Ended
                                                         July 1,      June 25,
                                                          2003          2002
                                                       ----------   ----------
Cash flows from operating activities:
 Net income                                            $1,336,178   $2,144,465
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        1,608,464    1,490,815
   Equity in loss of unconsolidated affiliates            124,923      122,375
   Loss on disposition of assets                            4,394      122,624
   Gain on sale of investment securities                   (6,486)           -
   Minority interest in income of
    Operating Partnerships                                  9,406       29,214
   Unit compensation expense                               40,634       33,426
   Net change in operating assets and liabilities,
    net of acquisition:
     Accounts receivable                                  191,122      267,803
     Due from affiliates                                   50,711         (153)
     Inventories                                          (12,576)      (6,904)
     Prepaid expenses                                     160,415       79,256
     Deposit with affiliate                               (35,000)           -
     Accounts payable                                    (478,736)  (1,059,369)
     Due to affiliates                                    103,120      (16,216)
     Accrued payroll and other taxes                     (105,424)      51,445
     Accrued liabilities                                 (166,868)    (231,676)
     Other, net                                          (139,073)        (804)
                                                        ---------    ---------

 Net cash provided by operating activities              2,685,204    3,026,301

Investing activities:
 Cash acquired in acquisition of MVP                       91,900            -
 Investment in unconsolidated affiliates                  (87,980)    (108,212)
 Proceeds from sale of investment securities              197,783            -
 Additions to property and equipment                     (620,412)    (669,469)
 Proceeds from sale of property and equipment                 999            -
 Proceeds from sale and leaseback of property
  and equipment                                                 -    3,188,044
 Collections of notes receivable from affiliates            6,743        7,668
                                                        ---------    ---------

 Net cash provided by (used in) investing activities     (410,967)   2,418,031

Financing activities:
 Payments on long-term borrowings                      (2,657,621)  (4,099,269)
 Proceeds from long-term borrowings                     1,749,347      336,250
 Principal payments on capital lease obligations         (273,010)    (333,354)
 Distributions to Partners                               (950,117)    (879,636)
 Proceeds from issuance of Class B and C units              6,750        9,698
 Repurchase of units                                     (107,236)     (79,185)
 General Partners' distributions
  from Operating Partnerships                             (10,002)      (9,545)
 Minority interests' distributions
  from Operating Partnerships                              (3,000)      (3,000)
                                                        ---------    ---------

 Net cash used in financing activities                 (2,244,889)  (5,058,041)
                                                        ---------    ---------

 Net increase in cash and cash equivalents                 29,348      386,291

Cash and cash equivalents at beginning of period          522,098    1,594,934
                                                        ---------    ---------

Cash and cash equivalents at end of period             $  551,446   $1,981,225
                                                        =========    =========


                           See accompanying notes.


              AMERICAN RESTAURANT PARTNERS, L.P.

  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   Six Periods Ended July 1, 2003 and June 25, 2002


1.  General
    -------

The accompanying consolidated condensed financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. (APP), APP Concepts, LLC and Oklahoma Magic, L.P. (Magic). Effective May 13, 2003, the Partnership purchased an 87% interest in Mountain View Pizza, LLC (MVP). Accordingly, the Partnership began consolidating the accounts of MVP from May 13, 2003. American Restaurant Partners, L.P., APP, APP Concepts, LLC, Magic and MVP are hereinafter collectively referred to as the Partnership. All significant intercompany balances and transactions have been eliminated. The consolidated condensed financial statements have been prepared without audit. The Balance Sheet at December 31, 2002 has been derived from the Partnership's audited financial statements. In the opinion of management, all adjustments of a normal and recurring nature which are necessary for a fair presentation of such financial statements have been included. These statements should be read in conjunction with the consolidated financial statements and notes contained in the Partnership's Annual Report filed on Form 10-K for the fiscal year ended December 31, 2002.

The results of operations for interim periods are not necessarily indicative of the results for the full year. The Partnership does not experience significant seasonality but sales continue to be largely driven through advertising and promotion.


2.  Subsequent Events
    -----------------

Subsequent to July 1, 2003, the Partnership refinanced $878,000 of notes payable to Intrust Bank with a new note to Stillwater National Bank of $900,000, which matures with a balloon payment in five years. Accordingly, the current and non-current portions of long-term debt reflect the terms of the new agreement.

The Partnership has declared a quarterly distribution of $0.10 per unit to all unitholders of record as of July 12, 2003. The distribution is not reflected in the July 1, 2003 consolidated condensed financial statements.


3.  Purchase of Mountain View Pizza, LLC (MVP)
    ------------------------------------------

Effective May 13, 2003, Restaurant Management Company of Wichita, Inc. (the "Management Company"), an affiliate of the Partnership, purchased the stock of Winny Enterprises, Inc. "Winny," a company that owned and operated thirteen Pizza Hut restaurants in Colorado, for $260,000. Winny was then merged into a newly formed limited liability company, Mountain View Pizza, LLC (MVP), the surviving entity resulting from the merger. The Partnership contributed $1,740,000 to MVP, effectively acquiring an 87% ownership interest in MVP. The remaining ownership interests are held by the Management Company. A summary of the assets acquired and liabilities assumed of Winny at the acquisition date is as follows:

               Cash                        $    91,900
               Current assets                  174,988
               Property and equipment        1,650,000
               Franchise rights              3,796,095
               Other assets                    113,356
               Current liabilities            (818,045)
               Notes payable to bank        (4,748,294)
                                            ----------
               Cash paid by RMC            $   260,000
                                            ==========


4.  Supplemental Cash Flow Information
    ----------------------------------

                                              Six Periods Ended
                                             7/01/03     6/25/02
                                            ---------   ---------

Cash paid for interest                     $1,481,779  $1,445,828
Noncash investing and financing
 activities:
   Distributions offset against
     notes receivable                          40,148      65,309
   Reduction of notes receivable
     recorded as compensation expense          40,634      33,426
   Capital leases entered into as part
     of sale-leaseback transactions                 -   2,039,283
   Issuance of units for notes receivable      84,750     147,277
   Acquisition of MVP, LLC:
     Liabilities assumed                    5,566,339           -
     Minority ownership interest              260,000           -


5.  FRANCHISE RIGHTS
    ----------------

The Partnership entered into a new franchise agreement effective January 1, 2003 for a period of 30 years. The Partnership has the option at the expiration of the initial or any subsequent term of the franchise agreement to renew the franchise granted thereunder for a renewable term of 20 years, subject to the approval of the franchisor. Beginning January 1, 2003, the remaining franchise rights are being amortized over the initial term of the new franchise agreement of 30 years. Prior to January 1, 2003, franchise rights were amortized over the 20 year life of the original franchise agreement. Amortization expense was $105,470 and $184,954 for the three and six periods ended July 1, 2003, respectively, and $107,466 and $209,412 for the three and six periods ended June 25, 2002, respectively.


6.  COMPREHENSIVE INCOME
    --------------------

Comprehensive income is comprised of the following:

                          Three Periods Ended      Six Periods Ended
                          7/01/03     6/25/02     7/01/03     6/25/02
                         --------    --------    --------    --------

Net income               $560,479    $891,597   $1,336,178  $2,144,465
Change in unrealized
 loss on investments
 held for sale                  -           -        1,123           -
                          -------     -------    ---------   ---------

Comprehensive income     $560,479    $891,597   $1,337,301  $2,144,465
                          =======     =======    =========   =========


7.  RECENT ACCOUNTING PRNOUNCEMENTS
    -------------------------------

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)
No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has not yet determined the effects of SFAS No. 150 on its financial statements.


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As discussed in the notes to the accompanying consolidated financial statements, the consolidated results of operations include the full quarterly results of American Restaurant Partners, LP and its majority owned subsidiaries, American Pizza Partners, L.P. (APP), APP Concepts, LLC and Oklahoma Magic, L.P. (Magic). They also include the consolidated results of operations of MVP for the seven-week period May 13, 2003 through July 1, 2003 (see detail following). The consolidated results of operations were not significantly impacted by the results of MVP.

As of July 1, 2003, the Partnership operated 78 traditional Pizza
Hut red roof restaurants, 21 delivery/carryout units and 2 dualbrand locations.


Comparison of the Three and Six Periods Ended July 1, 2003
----------------------------------------------------------
with the Three and Six Periods Ended June 25, 2002
--------------------------------------------------

The following discussion relates to the comparison of the results of operations for the three and six periods ended July 1, 2003 compared to the three and six periods ended June 25, 2002, excluding the effects of the consolidation of MVP. The table below separates the effects of consolidating MVP from the consolidated totals for the three and six periods ended July 1, 2003 in order to provide a more meaningful basis for a comparative discussion of these results versus the three and six periods ended June 25, 2002.


                                                           Three Periods Ended
                                        ---------------------------------------------------------

                                                       July 1, 2003                 June 25, 2002
                                        ------------------------------------------  -------------

                                        Consolidated        MVP        Comparable    Consolidated
                                        ------------   ------------   ------------   ------------
Net sales                                $17,788,883    $ 1,187,069    $16,601,814    $17,033,867

Operating costs and expenses:
  Cost of sales                            4,279,710        292,910      3,986,800      4,109,466
  Restaurant labor and benefits            5,148,582        373,566      4,775,016      4,832,451
  Advertising                              1,118,084         76,194      1,041,890        983,037
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization           3,638,233        300,217      3,338,016      3,187,260
  General and administrative:
   Management fees - related party         1,094,881         59,368      1,035,513      1,057,553
   Other                                     382,431         22,086        360,345        467,151
  Depreciation and amortization              839,107         72,008        767,099        776,241
                                          ----------     ----------     ----------     ----------

       Income (loss) from operations       1,287,855         (9,280)     1,297,135      1,620,708

Equity in loss of
  unconsolidated affiliates                  (38,715)           -          (38,715)       (37,577)
Interest and other investment income           3,464            -            3,464          6,932
Interest expense                            (691,779)       (36,667)      (655,112)      (686,250)
                                          ----------     ----------     ----------     ----------

Income (loss) before minority interest       560,825        (45,947)       606,772        903,813

Minority interests in (income) loss of
  Operating Partnerships                        (346)         5,973         (6,319)       (12,216)
                                          ----------     ----------     ----------     ----------

Net income (loss)                        $   560,479    $   (39,974)   $   600,453    $   891,597
                                          ==========     ==========     ==========     ==========



                                                            Six Periods Ended
                                        ---------------------------------------------------------

                                                       July 1, 2003                 June 25, 2002
                                        ------------------------------------------  -------------

                                        Consolidated        MVP        Comparable    Consolidated
                                        ------------   ------------   ------------   ------------

Net sales                                $35,078,898    $ 1,187,069    $33,891,829    $34,552,563

Operating costs and expenses:
  Cost of sales                            8,512,005        292,910      8,219,095      8,288,837
  Restaurant labor and benefits           10,107,362        373,566      9,733,796      9,714,846
  Advertising                              2,198,062         76,194      2,121,868      2,091,622
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization           6,898,767        300,217      6,598,550      6,256,782
  General and administrative:
   Management fees - related party         2,166,421         59,368      2,107,053      2,144,040
   Other                                     750,609         22,086        728,523        847,217
  Depreciation and amortization            1,608,464         72,008      1,536,456      1,490,815
                                          ----------     ----------     ----------     ----------

       Income (loss) from operations       2,837,208         (9,280)     2,846,488      3,718,404

Equity in loss of
  unconsolidated affiliates                 (124,923)           -         (124,923)      (122,375)
Interest and other investment income          14,512            -           14,512         12,859
Interest expense                          (1,381,213)       (36,667)    (1,344,546)    (1,435,209)
                                          ----------     ----------     ----------     ----------

Income (loss) before minority interest     1,345,584        (45,947)     1,391,531      2,173,679

Minority interests in (income) loss of
  Operating Partnerships                      (9,406)         5,973        (15,379)       (29,214)
                                          ----------     ----------     ----------     ----------

Net income (loss)                        $ 1,336,178    $   (39,974)   $ 1,376,152    $ 2,144,465
                                          ==========     ==========     ==========     ==========



Net sales for the three periods ended July 1, 2003 decreased $432,000 from $17,034,000 to $16,602,000, a 2.5% decrease from the same three periods of 2002. For the year-to-date, net sales decreased $661,000, or 1.9% from the prior year. Comparable restaurant sales decreased 2.2% for the quarter and 1.9% for the year-to-date. These decreases were not unexpected, as second quarter comparable restaurant sales in 2002 were 3.6% higher than in the same three periods of the prior year and year-to-date comparable restaurant sales in 2002 were 6.3% higher than in the same six periods of the prior year. The high sales in 2002 were primarily due to the introduction of a new product, P'Zone, in the first quarter of 2002.

Results of Operations
  as a Percentage of Sales:

                                   Three Periods      Six Periods
                                       Ended             Ended
                                  7/01/03  6/25/02  7/01/03  6/25/02
                                  -------  -------  -------  -------
Cost of sales                      24.0%    24.1%    24.3%    24.0%
Restaurant labor and benefits      28.8%    28.4%    28.7%    28.1%
Advertising                         6.3%     5.8%     6.3%     6.1%
Other restaurant operating
 expenses exclusive of
 depreciation and amortization     20.1%    18.7%    19.5%    18.1%
General and administrative:
 Management fees                    6.2%     6.2%     6.2%     6.2%
 Other                              2.2%     2.7%     2.1%     2.5%
Depreciation and amortization       4.6%     4.6%     4.5%     4.3%

Income from operations              7.8%     9.5%     8.4%    10.8%


Income from operations for the three periods ended July 1, 2003, decreased $324,000 from $1,621,000 to 1,297,000, a 20.0% decrease from the three periods ended June 25, 2002. Year-to-date income from operations decreased $872,000, or 23.5%, from $3,718,000 to $2,846,000.

Cost of sales as a percentage of net sales decreased 10 basis points for the quarter but increased 30 basis points year-to-date. The year-to-date increase is primarily due to promoting more high-cost products in the first quarter of 2003, as well as offering free Cinnamon Sticks with certain orders in the same quarter.

Labor and benefits expense for the quarter and year-to-date increased 40 and 60 basis points, respectively. Labor efficiencies were realized during 2002 due to significant sales increases.

Advertising expense increased 50 and 20 basis points for the quarter and year-to-date, respectively. These increases were primarily due to a net increase in advertising fees of .25% effective January 1, 2003, as required by the new franchise agreement.

Other restaurant operating expenses increased 140 basis points for the quarter and year-to-date. These increases were primarily due to a 40% increase in property and liability insurance premiums and a 60% increase in workers' compensation insurance premiums effective July 1, 2002, as well as an increase in utilities in 2003.

Other general and administrative expense decreased 50 and 40 basis points for the quarter and year-to-date, respectively, due to a decrease in management bonuses paid in 2003 from lower cash flow results.

Depreciation and amortization expense remained at 4.6% of net sales for the quarter and increased 20 basis points year-to-date.

For the quarter, the Partnership had net income of $600,000, a $292,000 decrease over the prior year's net income of $892,000.
This decrease was primarily due to the decrease in income from operations noted above which was offset by a $31,000 decrease in interest expense. The Partnership had year-to-date net income of $1,376,000, a decrease of $768,000 from the prior year net income of $2,144,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At July 1, 2003 the Partnership had a working capital deficiency of $6,087,000 compared to a working capital deficiency of $5,818,000 at December 31, 2002. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the six periods ended July 1, 2003, net cash provided by operating activities amounted to $2,685,000 compared to $3,026,000 for the six periods ended June 25, 2002. The decrease in net income of $808,000 in 2003 as compared to 2002 reduced cash flows by a like amount. Operating cash flows were also significantly affected by a decrease in operating liabilities, including accounts payable and accrued liabilities, of approximately $648,000 in the first six periods of 2003 compared to $1,256,000 in the same six periods of 2002. The 2002 reduction resulted from the deferred payment of certain liabilities in anticipation of sale-leaseback transactions that occurred in the first quarter of 2002.

INVESTING ACTIVITIES. Capital expenditures for the six periods ended July 1, 2003 were $620,000, all of which was used for replacement of equipment in existing restaurants.

FINANCING ACTIVITIES. Cash distributions paid during the six periods ended July 1, 2003 were $950,000 net of a reduction in employee notes receivable of $40,000. Distributions amounted to $.25 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the six periods ended July 1, 2003, the Partnership's payments on long-term borrowings totaled $2,658,000, which included a pay-down of $1,000,000 on debt assumed in connection with the purchase of an 87% interest in MVP. Proceeds from borrowings amounted to $1,749,000 during the six periods ended July 1, 2003. $1,740,000 of this amount was contributed to MVP for the purchase of the 87% interest. Management plans to open one new restaurant during 2003. Development of this restaurant will be financed through existing lenders. Management anticipates spending an additional $600,000 during the remainder of 2003 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.


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


                   PART II.  OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         None

    (b)  Reports on Form 8-K

         During the second quarter of 2003, the Partnership filed a Form 8-K dated May 20, 2003, reporting an acquisition of assets.


                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                         By:   RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner


Date:  8/14/03           By:  /s/Hal W. McCoy
       -------                --------------------------------------
                              Hal W. McCoy
                              Chairman and Chief Executive Officer


Date:  8/14/03           By:  /s/Terry Freund
       -------                --------------------------------------
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


Date:  8/14/03            By:  /s/Hal W. McCoy
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


Date:  8/14/03            By:  /s/Terry Freund
       -------                 --------------------------------------
                               Terry Freund
                               Chief Financial and Accounting Officer


           CERTIFICATION PURSUANT TO SECTION 906
             OF THE SARBANES-OXLEY ACT OF 2002


I, Hal W. McCoy, Chairman and Chief Executive Officer of American
Restaurant Parnters, L.P. (the "Partnership"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended July 1, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.


                          AMERICAN RESTAURANT PARTNERS, L.P.
                                   (Registrant)
                          By:  RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner


Date:  8/14/03            By:  /s/Hal W. McCoy
       -------                 ------------------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer


                CERTIFICATION PURSUANT TO SECTION 906
                 OF THE SARBANES-OXLEY ACT OF 2002


I, Terry Freund, Chief Financial and Accounting Officer of American Restaurant Parnters, L.P. (the "Partnership"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended July 1, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.


                          AMERICAN RESTAURANT PARTNERS, L.P.
                                   (Registrant)
                          By:  RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner

Date:  8/14/03            By:  /s/Terry Freund
       -------                 --------------------------------------
                               Terry Freund
                               Chief Financial and Accounting Officer