Form 10-Q
period 2003-09-30
AMERICAN RESTAURANT PARTNERS L P
filed 2003-11-13
CIK 817900

SECURITIES AND EXCHANGE COMMISSION



                      Washington, D.C.   20549


                              FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003   Commission file number 1-9606


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


                        YES [X]    NO [ ]



                 AMERICAN RESTAURANT PARTNERS, L.P.

                               INDEX


                                                                  Page
                                                                 Number


Part I.   Financial Information


Item 1.   Financial Statements


          Consolidated Condensed Balance Sheets at
          September 30, 2003 and December 31, 2002                 1

          Consolidated Condensed Statements of Income
          for the Three and Nine Periods Ended
          September 30, 2003 and September 24, 2002                2

          Consolidated Condensed Statements of Cash
          Flows for the Nine Periods Ended
          Septmeber 30, 2003 and September 24, 2002                3

          Notes to Consolidated Condensed Financial Statements    4-6


Item 2.   Management's Discussion and Analysis of Consolidated
          Financial Condition and Results of Operations           7-12

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                              13

Item 4.   Controls and Procedures                                  14


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K                         15




                         AMERICAN RESTAURANT PARTNERS, L.P.

                       CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 September 30,     December 31,
ASSETS                                               2003              2002
---------------------------------------------    -------------    -------------
Current assets:
 Cash and cash equivalents                         $ 1,052,214      $   522,098
 Investment securities available-for-sale                    -          190,174
 Accounts receivable                                   406,777          328,356
 Due from affiliates                                    16,280           74,424
 Notes receivable from
  affiliates - current portion                          10,220           11,628
 Inventories                                           528,692          430,542
 Prepaid expenses                                      892,241          626,448
                                                    ----------       ----------

 Total current assets                                2,906,424        2,183,670

Net property and equipment                          18,969,842       18,704,186

Other assets:
 Franchise rights, net                               8,498,054        4,748,392
 Notes receivable from affiliates                       84,029           91,780
 Deposit with affiliate                                570,000          535,000
 Goodwill                                            2,540,864        2,540,864
 Other                                                 880,135          800,374
                                                    ----------       ----------

                                                    12,573,082        8,716,410
                                                    ----------       ----------

                                                   $34,449,348      $29,604,266
                                                    ==========       ==========


LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
----------------------------------------------
Current liabilities:
 Accounts payable                                  $ 3,460,450      $ 2,383,477
 Due to affiliates                                       4,428           12,434
 Accrued payroll and other taxes                     1,284,657          738,773
 Accrued liabilities                                 1,436,984        1,244,191
 Current maturities of long-term debt                2,988,413        3,062,704
 Current portion of capital lease obligations          363,542          560,405
                                                    ----------       ----------

 Total current liabilities                           9,538,474        8,001,984

Long-term liabilities less current maturities:
 Capital lease obligations                           3,259,862        3,454,437
 Long-term debt                                     25,361,363       22,036,387
 Other noncurrent liabilities                          941,014        1,067,792
                                                    ----------       ----------

Total long-term liabilities                         29,562,239       26,558,616

Minority interests in Operating Partnerships           383,027          147,163
Commitments and contingencies                                -                -

Partners' capital (deficiency):
 General Partners                                       (7,572)          (7,620)
 Limited Partners:
  Class A Income Preference                          5,201,976        5,212,980
  Classes B and C                                   (7,549,160)      (7,654,589)
 Notes receivable employees - sale
  of partnership units                                (603,231)        (576,740)
 Cost in excess of carrying value
  of assets acquired                                (2,076,405)      (2,076,405)
 Cumulative comprehensive loss                               -           (1,123)
                                                    ----------       ----------

 Total partners' capital (deficiency)               (5,034,392)      (5,103,497)
                                                    ----------       ----------

                                                   $34,449,348      $29,604,266
                                                    ==========       ==========

                          See accompanying notes.




                                 AMERICAN RESTAURANT PARTNERS, L.P.

                            CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                 Three Periods Ended              Nine Periods Ended
                                             September 30,  September 24,    September 30,  September 24,
                                                 2003           2002             2003           2002
                                             -------------  -------------    -------------  -------------

Net sales                                      $18,647,717    $16,911,097      $53,726,615    $51,463,660

Operating costs and expenses:
 Cost of sales                                   4,745,910      4,105,334       13,257,915     12,394,171
 Restaurant labor and benefits                   5,448,561      4,935,463       15,555,923     14,650,309
 Advertising                                     1,184,009      1,020,787        3,382,071      3,112,409
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                  4,260,912      3,499,517       11,159,679      9,756,299
 General and administrative:
  Management fees - related party                1,140,623      1,055,400        3,307,044      3,199,440
  Other                                            325,912        311,771        1,076,521      1,158,988
 Depreciation and amortization                     822,383        787,232        2,430,847      2,278,047
                                                ----------     ----------       ----------     ----------

      Income from operations                       719,407      1,195,593        3,556,615      4,913,997

Equity in loss of
  unconsolidated affiliates                        (30,808)       (37,869)        (155,731)      (160,244)
Interest and other investment income                 4,253          7,600           18,765         20,459
Interest expense                                  (666,905)      (704,151)      (2,048,118)    (2,139,360)
Gain on fire settlement                             59,209              -           59,209              -
                                                ----------     ----------       ----------     ----------

Income before minority interest                     85,156        461,173        1,430,740      2,634,852

Minority interests in (income) loss of
 Operating Partnerships                             15,025         (5,145)           5,619        (34,359)
                                                ----------     ----------       ----------     ----------

Net income                                     $   100,181    $   456,028      $ 1,436,359    $ 2,600,493
                                                ==========     ==========       ==========     ==========


Net income allocated to Partners:
 Class A Income Preference                     $    17,090    $    84,929      $   246,314    $   487,231
 Class B                                       $    30,308    $   135,027      $   434,027    $   768,792
 Class C                                       $    52,783    $   236,072      $   756,018    $ 1,344,470

Weighted average number of Partnership
 units outstanding during period:
   Class A Income Preference                       678,581        694,063          680,113        695,308
   Class B                                       1,203,413      1,190,981        1,198,422      1,126,279
   Class C                                       2,095,811      2,075,089        2,087,491      1,967,252

Basic and diluted income
 before minority interest
 per Partnership unit                         $       0.02    $      0.12      $      0.36    $      0.70

Basic and diluted minority interest
 per Partnership unit                         $       0.01    $      0.00      $      0.00    $      0.01

Basic and diluted net income
 per Partnership unit                         $       0.03    $      0.12      $      0.36    $      0.69

Distributions per Partnership unit            $      0.100    $     0.155      $     0.350    $     0.410


                                      See accompanying notes.





                       AMERICAN RESTAURANT PARTNERS, L.P.

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                      Nine Periods Ended
                                                 September 30,   September 24,
                                                     2003            2002
                                                 -------------   -------------

Cash flows from operating activities:
 Net income                                        $ 1,436,359     $ 2,600,493
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                     2,430,847       2,278,047
   Equity in loss of unconsolidated affiliates         155,731         160,244
   Loss on disposition of assets                         3,388         127,680
   Gain on sale of investment securities                (6,486)              -
   Minority interest in income (loss) of
    Operating Partnerships                              (5,619)         34,359
   Unit compensation expense                            61,875          53,462
   Gain on fire settlement                             (59,209)              -
   Net change in operating assets and liabilities,
    net of acquisition:
     Accounts receivable                               (33,646)        135,726
     Due from affiliates                                58,144         (19,871)
     Inventories                                       (37,537)        (73,303)
     Prepaid expenses                                 (196,193)       (193,797)
     Deposit with affiliate                            (35,000)        (50,000)
     Accounts payable                                  579,419        (540,375)
     Due to affiliates                                  (8,006)        (10,771)
     Accrued payroll and other taxes                   366,235        (235,216)
     Accrued liabilities                                51,951        (101,310)
     Other, net                                       (243,573)        (49,748)
                                                    ----------      ----------

 Net cash provided by operating activities           4,518,680       4,115,620

Investing activities:
 Cash acquired in acquisition of MVP                    91,900               -
 Investment in unconsolidated affiliates              (117,640)       (181,512)
 Purchase of investment securities                           -        (199,804)
 Proceeds from sale of investment securities           197,783               -
 Additions to property and equipment                 1,032,023)     (1,764,516)
 Proceeds from sale of property and equipment            5,500               -
 Proceeds from sale and leaseback of property
  and equipment                                              -       3,187,202
 Purchase of franchise rights                                -         (15,000)
 Collections of notes receivable from affiliates         9,159          11,879
 Net proceeds from fire settlement                     193,888               -
                                                    ----------      ----------
 Net cash provided by (used in) investing
  activities                                          (651,433)      1,038,249

Financing activities:
 Payments on long-term borrowings                   (4,122,030)     (4,782,982)
 Proceeds from long-term borrowings                  2,649,346         847,750
 Principal payments on capital lease obligations      (415,678)       (480,230)
 Distributions to Partners                          (1,330,066)     (1,419,229)
 Proceeds from issuance of Class B and C units          16,500           9,698
 Repurchase of units                                  (116,686)       (130,012)
 General Partners' distributions
  from Operating Partnerships                          (14,017)        (15,378)
 Minority interests' distributions
  from Operating Partnerships                           (4,500)         (4,500)
                                                    ----------      ----------

 Net cash used in financing activities              (3,337,131)     (5,974,883)
                                                    ----------      ----------

 Net increase (decrease) in cash and cash
  equivalents                                          530,116        (821,014)

Cash and cash equivalents at beginning of period       522,098       1,594,934
                                                    ----------      ----------

Cash and cash equivalents at end of period         $ 1,052,214     $   773,920
                                                    ==========      ==========

                             See accompanying notes.



                AMERICAN RESTAURANT PARTNERS, L.P.

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

  Nine Periods Ended September 30, 2003 and September 24, 2002


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


2.  Subsequent Event
    ----------------

On October 1, 2003, the Partnership declared a quarterly distribution of $0.10 per unit to all unitholders of record as of October 12, 2003. The distribution is not reflected in the September 30, 2003 consolidated condensed financial statements.


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

               Cash                        $    91,900
               Current assets                  174,988
               Property and equipment        1,525,000
               Franchise rights              3,921,095
               Other assets                    113,356
               Current liabilities            (818,045)
               Notes payable to bank        (4,748,294)
                                            ----------
               Cash paid by RMC            $   260,000
                                            ==========


4.  Supplemental Cash Flow Information
    ----------------------------------

                                             Nine Periods Ended
                                             9/30/03     9/24/02
                                           ----------  ----------

Cash paid for interest                     $2,041,820  $2,139,531
Noncash investing and financing
 activities:
   Distributions offset against
     notes receivable                          57,758     103,206
   Reduction of notes receivable
     recorded as compensation expense          61,875      53,462
   Capital leases entered into as part
     of sale-leaseback transactions                 -   2,039,283
   Issuance of units for notes receivable 172,500 147,277 Partnership units issued as contingent
    consideration in purchase of Magic              -     790,999
   Acquisition of MVP, LLC:
     Liabilities assumed                    5,566,339           -
     Minority ownership interest              260,000           -


5.  FRANCHISE RIGHTS
    ----------------

The Partnership entered into a new franchise agreement effective January 1, 2003 for a period of 30 years. The Partnership has the option at the expiration of the initial or any subsequent term of the franchise agreement to renew the franchise granted thereunder for a renewable term of 20 years, subject to the approval of the franchisor. Beginning January 1, 2003, the remaining franchise rights are being amortized over the initial term of the new franchise agreement of 30 years. Prior to January 1, 2003, franchise rights were amortized over the 20 year life of the original franchise agreement. Amortization expense was $98,778 and $283,732 for the three and nine periods ended September 30, 2003, respectively, and $106,052 and $315,464 for the three and nine periods ended September 24, 2002, respectively.


6.  COMPREHENSIVE INCOME
    --------------------

Comprehensive income is comprised of the following:

                         Three Periods Ended     Nine Periods Ended
                         9/30/03     9/24/02     9/30/03     9/24/02
                        --------    --------    ---------- ----------

Net income              $100,181    $456,028    $1,436,359 $2,600,493
Change in unrealized
 loss on investments
 held for sale                 -     (12,044)        1,123    (12,044)
                         -------    --------     ---------  ---------

Comprehensive income    $100,181    $443,984    $1,437,482 $2,588,449
                         =======     =======     =========  =========


7.  Fire Settlement
    ---------------

During the second quarter of 2003, the Partnership incurred a fire at one of its restaurants. The property was insured for replacement cost and the Partnership realized a third quarter gain of $59,209.



Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

As discussed in the notes to the accompanying consolidated financial statements, the consolidated results of operations include the results of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P. (APP), APP Concepts, LLC, Oklahoma Magic, L.P. (Magic) and Mountain View Pizza, LLC
(MVP). The results of MVP have been included since the acquisition date of May 13, 2003.

As of September 30, 2003, the Partnership operated 78 traditional
Pizza Hut red roof restaurants, 21 delivery/carryout units and 2 dualbrand locations.


Comparison of the Three and Nine Periods Ended September 30, 2003
-----------------------------------------------------------------
with the Three and Nine Periods Ended September 24, 2002
--------------------------------------------------------

The following discussion relates to the comparison of the results of operations for the three and nine periods ended September 30, 2003 compared to the three and nine periods ended September 24, 2002, excluding the effects of the consolidation of MVP. The table below separates the effects of consolidating MVP from the consolidated totals for the three and nine periods ended September 30, 2003 in order to provide a more meaningful basis for a comparative discussion of these results versus the three and nine periods ended September 24, 2002.

MVP had a net loss of $108,635 for the quarter and $148,609 year-to-date. Comparable restaurant sales decreased 1.2% for the quarter and 0.7% from the date of acquisition. Other factors that contributed to MVP's net losses included relocation expense of $20,000 for the quarter and $21,000 year-to-date, in addition to legal and beer license fees related to transferring beer licenses from Winny to MVP totaling $30,000 for the quarter and $42,000 year-to-date. Labor expenses were also high due to increasing staffing in anticipation of improving service and sales levels.


                                                             Three Periods Ended
                                          ---------------------------------------------------------
                                                                                      September 24,
                                                      September 30, 2003                  2002
                                          ------------------------------------------  -------------

                                          Consolidated        MVP        Comparable    Consolidated
                                          ------------   ------------   ------------   ------------

Net sales                                  $18,647,717    $ 2,135,553    $16,512,164    $16,911,097

Operating costs and expenses:
  Cost of sales                              4,745,910        557,075      4,188,835      4,105,334
  Restaurant labor and benefits              5,448,561        660,526      4,788,035      4,935,463
  Advertising                                1,184,009        141,110      1,042,899      1,020,787
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization             4,260,912        601,718      3,659,194      3,499,517
  General and administrative:
   Management fees - related party           1,140,623        106,778      1,033,845      1,055,400
   Other                                       325,912         64,409        261,503        311,771
  Depreciation and amortization                822,383         98,446        723,937        787,232
                                            ----------     ----------     ----------     ----------

       Income (loss) from operations           719,407        (94,509)       813,916      1,195,593

Equity in loss of
 unconsolidated affiliates                     (30,808)             -        (30,808)       (37,869)
Interest and other investment income             4,253              -          4,253          7,600
Interest expense                              (666,905)       (30,359)      (636,546)      (704,151)
Gain on fire settlement                         59,209              -         59,209              -
                                            ----------     ----------     ----------     ----------

Income (loss) before minority interest          85,156       (124,868)       210,024        461,173

Minority interests in (income) loss of
  Operating Partnerships                        15,025         16,233         (1,208)        (5,145)
                                            ----------     ----------     ----------     ----------

Net income (loss)                          $   100,181    $  (108,635)   $   208,816    $   456,028
                                            ==========     ==========     ==========     ==========



                                                             Nine Periods Ended
                                          ---------------------------------------------------------
                                                                                      September 24,
                                                      September 30, 2003                  2002
                                          ------------------------------------------  -------------

                                          Consolidated        MVP        Comparable    Consolidated
                                          ------------   ------------   ------------   ------------

Net sales                                  $53,726,615    $ 3,322,622    $50,403,993    $51,463,660

Operating costs and expenses:
  Cost of sales                             13,257,915        849,985     12,407,930     12,394,171
  Restaurant labor and benefits             15,555,923      1,034,092     14,521,831     14,650,309
  Advertising                                3,382,071        217,304      3,164,767      3,112,409
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization            11,159,679        901,935     10,257,744      9,756,299
  General and administrative:
   Management fees - related party           3,307,044        166,146      3,140,898      3,199,440
   Other                                     1,076,521         86,495        990,026      1,158,988
  Depreciation and amortization              2,430,847        170,454      2,260,393      2,278,047
                                            ----------     ----------     ----------     ----------

       Income (loss) from operations         3,556,615       (103,789)     3,660,404      4,913,997

Equity in loss of
  unconsolidated affiliates                   (155,731)             -       (155,731)      (160,244)
Interest and other investment income            18,765              -         18,765         20,459
Interest expense                            (2,048,118)       (67,026)    (1,981,092)    (2,139,360)
Gain on fire settlement                         59,209              -         59,209              -
                                            ----------     ----------     ----------     ----------

Income (loss) before minority interest       1,430,740       (170,815)     1,601,555      2,634,852

Minority interests in (income) loss of
  Operating Partnerships                         5,619         22,206        (16,587)       (34,359)
                                            ----------     ----------     ----------     ----------

Net income (loss)                          $ 1,436,359    $  (148,609)   $ 1,584,968    $ 2,600,493
                                            ==========     ==========     ==========     ==========



Net sales for the three periods ended September 30, 2003 decreased $399,000 from $16,911,000 to $16,512,000, a 2.4% decrease from the same three periods of 2002. For the year-to-date, net sales decreased $1,060,000, or 2.1% from the prior year. Comparable restaurant sales decreased 1.9% for the quarter and year-to-date. These decreases were not unexpected, as third quarter comparable restaurant sales in 2002 were 3.7% higher than in the same three periods of the prior year and year-to-date comparable restaurant sales in 2002 were 5.4% higher than in the same nine periods of the prior year. The sales increases in 2002 were primarily due to the introduction of a new product, P'Zone, in the first quarter of 2002.

Results of Operations
  as a Percentage of Sales:

                                   Three Periods     Nine Periods
                                       Ended             Ended
                                  9/30/03  9/24/02  9/30/03  9/24/02
                                  -------  -------  -------  -------
Cost of sales                      25.4%    24.3%    24.6%    24.1%
Restaurant labor and benefits      29.0%    29.2%    28.8%    28.5%
Advertising                         6.3%     6.0%     6.3%     6.0%
Other restaurant operating
 expenses exclusive of
 depreciation and amortization     22.2%    20.7%    20.4%    19.0%
General and administrative:
 Management fees                    6.3%     6.2%     6.2%     6.2%
 Other                              1.6%     1.8%     2.0%     2.3%
Depreciation and amortization       4.4%     4.7%     4.5%     4.4%

Income from operations              4.9%     7.1%     7.3%     9.5%


Income from operations for the three periods ended September 30, 2003, decreased $382,000 from $1,196,000 to $814,000, a 31.9%
decrease from the three periods ended September 24, 2002. Year-to-date income from operations decreased $1,254,000, or 25.5%, from $4,914,000 to $3,660,000.

Cost of sales as a percentage of net sales increased 110 basis points for the quarter and 50 basis points year-to-date. The increase for the quarter is primarily due to promoting more high cost products during the third quarter of 2003, as well as a 15% increase in cheese costs during the third quarter. The year-to-date increase is primarily due to promoting more high-cost products in the first and third quarters of 2003, as well as offering free Cinnamon Sticks with certain orders in the first quarter.

Labor and benefits expense for the quarter decreased 20 basis points but increased 30 basis points year-to-date. The decrease for the quarter is primarily due to a decrease in driver wages resulting from a decrease in delivery sales as a percentage of total net sales. The year-to-date increase is due to labor efficiencies realized during 2002 resulting from significant sales increases.

Advertising expense increased 30 basis points for the quarter and year-to-date. These increases were primarily due to a net increase in advertising fees of .25% effective January 1, 2003, as required by the new franchise agreement.

Other restaurant operating expenses increased 150 basis points for the quarter and 140 basis points year-to-date. The increase for the quarter was primarily due to a 10% increase in property and liability insurance premiums and a 37% increase in workers compensation insurance premiums for the policy year July 2003 through June 2004. The year-to-date increase was primarily due to the increases noted above for the new policy year in addition to premium increases of 40% in property and liability insurance premiums and 60% in workers' compensation insurance premiums experienced by the Partnership at last year's renewal for the policy year July 2002 through June 2003. The year-to-date increase was also due to an increase in utilities in 2003.

Other general and administrative expense decreased 20 and 30 basis points for the quarter and year-to-date, respectively, due to a decrease in management bonuses paid in 2003 from lower cash flow results.

Depreciation and amortization expense decreased 30 basis points for the quarter, primarily due to amortizing franchise rights over the initial term of the new franchise agreement of 30 years beginning January 1, 2003, as discussed in the accompanying financial statement notes. Prior to 2003 franchise rights were amortized over 20 years. Depreciation and amortization expense increased 10 basis points year-to-date.

For the quarter, the Partnership had net income of $209,000, a $247,000 decrease over the prior year's net income of $456,000.
This decrease was primarily due to the decrease in income from operations noted above which was offset by a $68,000 decrease in interest expense and a gain on fire settlement of $59,000. The Partnership had year-to-date net income of $1,585,000, a decrease of $1,015,000 from the prior year net income of $2,600,000.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 30, 2003 the Partnership had a working capital deficiency of $6,632,000 compared to a working capital deficiency of $5,818,000 at December 31, 2002. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.

The Partnership generates its principal source of funds from net cash provided by operating activities. Management believes net cash provided by operating activities and various other sources of income will provide sufficient funds to meet planned capital expenditures for recurring replacement of equipment in existing restaurants and to service debt obligations.

NET CASH PROVIDED BY OPERATING ACTIVITIES. For the nine periods ended September 30, 2003, net cash provided by operating activities amounted to $4,519,000 compared to $4,116,000 for the nine periods ended September 24, 2002. The decrease in net income of $1,164,000 in 2003 as compared to 2002 reduced cash flows by a like amount. Operating cash flows were also significantly affected by an increase in operating liabilities, including accounts payable and accrued liabilities, of approximately $990,000 in the first nine periods of 2003 compared to a decrease of $888,000 in the same nine periods of 2002. The 2003 increase resulted from the deferred payment of certain liabilities due to decreasing cash balances. The 2002 reduction resulted from the deferred payment of certain liabilities in anticipation of sale-leaseback transactions that occurred in the first quarter of 2002.

INVESTING ACTIVITIES. Capital expenditures for the nine periods ended September 30, 2003 were $1,032,000, all of which was used for replacement of equipment in existing restaurants, including $197,786 for replacement equipment at a restaurant that incurred a fire in 2003. The Partnership received insurance proceeds of $193,888 due to this restaurant fire.

FINANCING ACTIVITIES. Cash distributions paid during the nine periods ended September 30, 2003 were $1,330,000 net of a reduction in employee notes receivable of $58,000. Distributions amounted to $.35 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During the nine periods ended September 30, 2003, the Partnership's payments on long-term borrowings totaled $4,122,000, which included a pay-down of $1,000,000 on debt assumed in connection with the purchase of an 87% interest in MVP. Proceeds from borrowings amounted to $2,649,000 during the nine periods ended September 30, 2003. $1,740,000 of this amount was contributed to MVP for the purchase of the 87% interest. Management does not plan to open any new or replacement restaurants during the remainder of 2003. Management anticipates spending an additional $200,000 during the remainder of 2003 for recurring replacement of equipment in existing restaurants which will be financed from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.


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

The Partnership's property and liability insurance and workers' compensation insurance policies renew annually on July 1. Effective July 1, 2003, the Partnership's property and liability insurance premiums increased 10% and its workers' compensation premiums increased 37%. The Partnership continues to focus on risk management in order to control claims costs and is exploring insurance options for future policy renewals.

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


Date:  11/13/03          By:  /s/Hal W. McCoy
       --------               --------------------------------------
                              Hal W. McCoy
                              Chairman and Chief Executive Officer


Date:  11/13/03          By:  /s/Terry Freund
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


Date:  11/13/03          By:  /s/Hal W. McCoy
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


Date:  11/13/03          By:  /s/Terry Freund
       --------               --------------------------------------
                              Terry Freund
                              Chief Financial and Accounting Officer



              CERTIFICATION PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

I, Hal W. McCoy, Chairman and Chief Executive Officer of American
Restaurant Parnters, L.P. (the "Partnership"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.

                              AMERICAN RESTAURANT PARTNERS, L.P.
                              (Registrant)
                         By:  RMC AMERICAN MANAGEMENT, INC.
                              Managing General Partner


Date:  11/13/03          By:  /s/Hal W. McCoy
       --------               --------------------------------------
                              Hal W. McCoy
                              Chairman and Chief Executive Officer



              CERTIFICATION PURSUANT TO SECTION 906
                OF THE SARBANES-OXLEY ACT OF 2002

I, Terry Freund, Chief Financial and Accounting Officer of American Restaurant Parnters, L.P. (the "Partnership"), certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the Quarterly Report on Form 10-Q of the Partnership for the quarterly period ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.

                              AMERICAN RESTAURANT PARTNERS, L.P.
                              (Registrant)
                         By:  RMC AMERICAN MANAGEMENT, INC.
                              Managing General Partner

Date:  11/13/03          By:  /s/Terry Freund
       --------               --------------------------------------
                              Terry Freund
                              Chief Financial and Accounting Officer