Form 10-K
period 2003-12-30
AMERICAN RESTAURANT PARTNERS L P
filed 2004-03-26
CIK 817900

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
(X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 30, 2003

                             OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______ to _______

                        Commission File Number 1-9606

                       AMERICAN RESTAURANT PARTNERS, L.P.
            (Exact name of registrant as specified in its charter)

     Delaware                                                   48-1037438
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

3020 North Cypress Road, Suite 100
Wichita, Kansas								      67226
(Address of principal executive offices)                        (Zip code)

Registrant's telephone number, including area code:  (316) 634-1190

Securities registered pursuant to Section 12(b) of the Act:  None


Title of each class			Name of each exchange on which registered
-------------------                 -----------------------------------------
Class A Income Preference Units of                   None
 Limited Partner Interests

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

              Yes   X    No
                  -----     -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K.       (X)

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

              Yes   X    No
                  -----     -----
   As of July 1, 2003 the aggregate market value of the income preference units held by non-affiliates of the registrant was $2,380,126.

   As of March 1, 2004, 665,285 shares of income preference units were outstanding.

   No documents are incorporated by reference.




                                PART I

Item 1.   Business
------------------

General Development of Business
-------------------------------
   American Restaurant Partners, L.P. (ARP) was formed in connection with a public offering of Class A Income Preference Units in 1987.
ARP owns and operates Pizza Hut restaurants through its three subsidiaries, American Pizza Partners, L. P. (APP), Oklahoma Magic, L.P. (Magic) and Mountain View Pizza LLC (MVP). ARP owns a 99% limited partnership interest in APP. APP, in turn, owns a 99% limited partnership interest in Magic and an 87% membership interest in MVP. The remaining 13% membership interest in MVP is owned by Restaurant Management Company of Wichita, Inc. (the Management Company). The Management Company is related to ARP's managing general partner through common ownership.

   ARP's managing general partner is RMC American Management, Inc.
(RAM). RAM is also the managing general partner of APP and Magic. RAM owns a 1% general partnership interest in ARP and Magic. RAM, along with RMC Partners, L. P. (RMC), together own an aggregate 1% general partnership interest in APP. RMC is related to RAM through common ownership. The limited partners of ARP have the right to replace the general managing partner of ARP with a vote of at least 75% of the limited partners' units. By agreement the replacement of RAM as ARP's managing general partner would also cause the replacement of RAM as the managing general partner of APP and Magic. Therefore the limited partners of ARP are considered to be in control of both ARP and each of its subsidiaries.

   Effective May 13, 2003, the Management Company purchased the stock of Winny Enterprises, Inc. ("Winny"), a company that owned and operated thirteen Pizza Hut restaurants in Colorado, for $260,000. Winny was then merged into a newly formed limited liability company, Mountain View Pizza, LLC ("MVP"), the surviving entity resulting from the merger. ARP, through APP, contributed $1,740,000 to MVP, effectively acquiring an 87% ownership interest in MVP. As noted above, the remaining ownership interests are held by the Management Company.

   APP, Magic and MVP are hereinafter collectively referred to as the "Operating Partnerships".

   As of December 30, 2003, the Partnership owned and operated a total of 100 restaurants (collectively, the "Restaurants"). APP owned and operated 53 traditional "Pizza Hut" restaurants, 6 "Pizza Hut" delivery/carryout facilities and 2 dualbrand locations. Magic owned and operated 17 traditional "Pizza Hut" restaurants and 9 "Pizza Hut" delivery/carryout facilities. MVP owned and operated 8 traditional "Pizza Hut" restaurants and 5 "Pizza Hut" delivery/carryout facilities. During 2003, Magic closed one "Pizza Hut" traditional restaurant. The following table sets forth the states in which the Partnership's Pizza Hut Restaurants are located:

                    Units	    Units        Units       Units
                   Open At    Purchased in   Closed in    Open At
                   12-31-02       2003         2003       12-30-03
                   --------       ----         ----       --------

     Georgia           8            --           --           8
     Louisiana         1            --           --           1
     Montana          18            --           --          18
     Texas            26            --           --          26
     Wyoming	     8            --           --           8
     Oklahoma         27            --            1          26
     Colorado          -            13           --          13
                      --            --           --         ---

        Total         88            13            1         100
                      ==            ==           ==         ===

Financial Information About Industry Segments
---------------------------------------------
   The restaurant industry is the only business segment in which the Partnership operates.

Narrative Description of Business
---------------------------------
   The Partnership operates the Restaurants under license from Pizza Hut, Inc. ("PHI"), a subsidiary of Yum! Brands, Inc. ("YUM"). Since it was founded in 1958, Pizza Hut has become the world's largest pizza restaurant chain in terms of both sales and number of restaurants. As of year-end 2003, there were over 6,400 units in the United States and more than 4,500 units located outside the United States (both excluding licensed units). PHI owns and operates approximately 28% of the Pizza Hut restaurants in the United States and 59% of those in foreign countries.

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

Franchise Agreements
--------------------
   General. The relationships between PHI and its franchisees are governed by franchise agreements (the "Franchise Agreements"). Pursuant to the Franchise Agreements, PHI franchisees are granted the right to establish and operate restaurants under the Pizza Hut system within a designated geographic area. The initial term of each Franchise Agreement is 30 years. The Partnership has the option at the expiration of the initial or any subsequent term of the franchise agreement to renew the franchise granted thereunder for a renewable term of 20 years, subject to the approval of the franchisor. Renewals are subject to execution of the then current form of the Franchise Agreement, including the current fee schedules. Unless the franchisee fails to develop its assigned territory, PHI agrees not to establish, and not to license others to establish, restaurants within the franchisee's territory.

   Standards of Operation. PHI provides management training for employees of franchisees and each restaurant manager is required to meet certain training requirements. Standards of quality, cleanliness, service for all food, beverages, furnishings, interior and exterior decor, supplies, fixtures and equipment for each Pizza Hut restaurant is prescribed by PHI. Although new standards and products may be prescribed from time to time, any revision requiring substantial expenditures by franchisees must be first proven successful through market testing conducted in 5% of all Pizza Hut restaurants in the United States. Failure to comply with the established standards is cause for termination of a Franchise Agreement by PHI and PHI has the right to inspect each restaurant to monitor compliance. Management of the Partnership believes that the existing Restaurants meet or exceed the applicable standards; neither the predecessors to RMC nor the Partnership has ever had a Franchise Agreement terminated by PHI.

   Advertising. All franchisees are required to join a cooperative advertising association ("co-op") with other franchisees within local marketing areas defined by PHI. Contributions of 1.75% of each restaurant's monthly gross sales must be made to such co-ops for the purchase of advertising through local broadcast media. The term "gross sales" shall mean gross revenues (excluding price discounts and allowances) received as payment for the beverages, food, and other goods, services and supplies sold in or from each restaurant, and gross revenues from any other business operated on the premises, excluding sales and other taxes required by law to be collected from guests. All advertisements must be approved by PHI which contributes on the same basis to the appropriate co-op for each restaurant
operated by PHI.   Franchisees are also required to be members of
I.P.H.F.H.A., Inc. ("IPHFHA") an independent association of franchisees which, together with representatives of PHI, develops and directs national advertising and promotional programs.

   Members of IPHFHA are required to pay national dues equal to 2.5% of each restaurant's monthly gross sales. Such dues are primarily used to conduct the national advertising and promotional programs.
Although it is not a member of IPHFHA, PHI contributes on the same basis as members for each restaurant that PHI operates.

   Purchase of Equipment, Supplies and Other Products. The Franchise Agreements require that all equipment, supplies and other products and materials required for operation of Pizza Hut restaurants be obtained from suppliers that meet certain standards established and approved by PHI. Purchasing is substantially provided by the Unified Foodservice Purchasing Cooperative to all members who consist of Taco Bell, KFC, and Pizza Hut franchisees and the restaurants operated by YUM.

   Franchise Fees. An initial franchise fee of $15,000 is payable to PHI prior to the opening of each new restaurant.

   Service Fees. Franchisees must pay monthly service fees to PHI based on each restaurant's gross sales. The monthly service fee under each of the Partnership's Franchise Agreements is 4% of gross sales, or, if payment of a percentage of gross sales of alcoholic beverages is prohibited by state law, the monthly service fee is 0.5% more than the applicable service fee rate for the gross food and nonalcoholic beverage sales. Fees are payable monthly 20 days after the end of each month and franchisees are required to submit monthly gross sales data for each restaurant, as well as quarterly and annual profit and loss data on each restaurant, to PHI.

   The current franchise agreement, effective January 1, 2003, requires an increase in the monthly service fees for delivery restaurants from 4.0% to 4.5% of gross sales beginning January 1, 2010, 4.75% of gross sales as of January 1, 2020, and 5.0% of gross sales as of January 1, 2030.

   Upgrade Requirements.  Under the terms of the Franchise
Agreements, the Partnership is required to upgrade seventy-nine of their restaurants. Nine of the seventy-nine restaurants require a "partial reimage" which consists of maintenance of the exterior and interior of the restaurant and new signage. Twenty-five of the seventy-nine restaurants require a "full reimage", which consists of signage, paint, dining room finishes, dining room furniture and counters and buffet (which may be new or refurbished), new smallwares, a fresh parking lot and clean and fresh restrooms. The full and partial reimages must be completed by September 30, 2008. The remaining forty-five restaurants require a "major asset action" which includes substantial renovation, a complete rebuilding of an existing restaurant at the same location, or a relocation of an existing restaurant to a new location. Six of the major asset actions must be completed by December 31, 2005; a total of twenty must be completed by December 31, 2008; a total of thirty-one must be completed by December 31, 2010; and all forty-five must be completed by December 31, 2012.

   If the Partnership fails to upgrade five of the six major asset actions required by December 31, 2005, such upgrade deficiency shall constitute a "reversionary event," whereby the Franchise Agreements expire March 1, 2010, with one fifteen year renewal available. If the Partnership fails to upgrade all six of the major asset actions required by December 31, 2005, the Partnership will incur a "monetary penalty" of an additional one percent monthly service fee on the restaurants for which they are not in compliance. If the Partnership fails to meet the major asset actions required at December 31, 2008, December 31, 2010 or December 31, 2012 the Partnership will incur the monetary penalty of an additional one percent monthly service fee on the restaurants for which they are not in compliance.

   As of December 31, 2003, the Partnership had completed three of the six major asset actions required by December 31, 2005. Management anticipates the Partnership will be able to meet all of the upgrade requirements prior to the dates required.

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

   Future Expansion. Under the terms of the Franchise Agreements, the Partnership has the right to open additional Pizza Hut restaurants within certain designated territories. The Partnership is not obligated to open any new restaurants in 2004 or future years.

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

Employees
---------
   As of March 1, 2004, the Partnership did not have any employees. The Operating Partnerships had approximately 2,700 employees at the Restaurants. Each Restaurant is managed by one restaurant manager and one or more assistant restaurant managers. Many of the other employees are employed only part-time and, as is customary in the restaurant business, turnover among the part-time employees is high. The Partnership is not a party to any collective bargaining agreements and believes its employee relations to be satisfactory. The Restaurants' employees are supervised by employees of the Management Company which has its principal offices in Wichita, Kansas. The Management Company has a total of 49 employees which devote all or a significant part of their time to management of the Restaurants. In addition, the Partnership may employ certain management officials of the Management Company on a part-time basis. Employee relations are believed to be satisfactory.


Financial Information About Foreign and Domestic Operations and Export
----------------------------------------------------------------------
Sales
-----
   The Partnership operates no restaurants in foreign countries.


Item 2. Properties
------------------
   The following table lists the location by state of Restaurants as of December 30, 2003.

                 Leased From         Leased From
               Unrelated Third    Affiliate of the
                  Parties         General Partners    Owned     Total
                  -------         ----------------    -----     -----
Colorado            12                   -               1        13
Georgia              2                   -               6         8
Louisiana            -                   -               1         1
Montana              9                   -               9        18
Oklahoma            24                   -               2        26
Texas               16                   -              10        26
Wyoming              1                   1               6         8
                    --                  --              --       ---

Total               64                   1              35       100
                    ==                  ==              ==       ===

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

Item 3.  Legal Proceedings
--------------------------
   As of December 30, 2003, the Partnership was not a party to any pending legal proceedings material to its business.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
   Not applicable.


                                PART II


Item 5.  Market for the Registrant's Class A Income Preference Units
--------------------------------------------------------------------
and Related Security Holder Matters
-----------------------------------
   The Partnership's Class A Income Preference Units were traded on the American Stock Exchange under the symbol "RMC" through November 13, 1997. On that date, the Partnership delisted from the American Stock Exchange and limited trading of its units. The Partnership offers a Qualified Matching Service, whereby the Partnership will match persons desiring to buy units with persons desiring to sell units. No units were matched during 2003 and 2002. Market prices for units during 2003 and 2002 were:

Calendar Period                    High          Low
                                   -----        -----
2003
  All Quarters                     $3.50        $3.50

2002
  First Quarter                    $3.25        $3.25
  Second Quarter                   $3.25        $3.25
  Third Quarter                    $3.25        $3.25
  Fourth Quarter                   $3.50        $3.25

   As of December 30, 2003, approximately 790 unitholders owned
American Restaurant Partners, L.P. Class A Income Preference Units of limited partner interest. Information regarding the number of unitholders is based upon holders of record excluding individual participants in security position listings.

   Cash distributions to unitholders were:
                                                         Per
Record Date           Payment Date                       Unit
------------------    ----------------                  -----
2003
  January 13, 2003    January 24, 2003                  $.125
  April 12, 2003      April 25, 2003                     .125
  July 12, 2003       July 25, 2003                      .100
  October 12, 2003    October 31, 2003                   .100
                                                         ----
  Cash distributed during 2003                          $.450
                                                         ====
2002
  January 11, 2002    January 25, 2002                  $.100
  April 12, 2002      April 26, 2002                     .155
  July 12, 2002       July 26, 2002                      .155
  October 12, 2002    October 25, 2002                   .150
                                                         ----
  Cash distributed during 2002                          $.560
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


Item 6.  Selected Financial Data
         (in thousands, except per Unit data, number of Restaurants, and average weekly sales per Restaurant)


                                                          American Restaurant Partners, L.P.
                                       -----------------------------------------------------------------------

                                                                      Year Ended

                                                          (d)            (d)            (d)            (d)
                                                      December 31,   December 25,   December 26,   December 28,
                                       December 30,       2002           2001           2000           1999
                                           2003        (restated)     (restated)     (restated)     (restated)
                                        ----------     ----------     ----------     ----------     ----------

Income statement data:
   Net sales                            $   71,967     $   69,392     $   63,284     $   59,964     $   57,311
   Income from operations                    5,115          5,863          4,804          5,034          3,817
   Income from continuing operations         2,299          2,571          1,701          1,230          1,164
   Income from continuing operations
    per Partnership unit                      0.58           0.67           0.46           0.33           0.32
   Net income                                2,699          2,545          1,679          1,233          1,198
   Net income per Partnership unit (a)        0.68           0.66           0.45           0.33           0.33

Balance sheet data:
   Total assets                         $   33,541     $   29,604     $   31,719     $   31,791     $   29,197
   Long-term debt                           28,329         25,099         29,074         29,885         27,649
   Obligations under capital
    leases                                   3,533          4,015          2,592          2,572          1,495
   Partners capital (deficiency):
      General Partners                          (7)            (8)            (8)            (9)            (9)
      Class A                                5,267          5,213          5,131          5,099          5,395
      Class B and C                         (6,905)        (7,655)        (9,146)        (9,416)        (9,252)
      Notes receivable from employees         (704)          (577)          (591)          (749)          (956)
      Cost in excess of carrying
       value of assets acquired             (2,076)        (2,076)        (1,859)        (1,859)        (1,324)
      Cumulative comprehensive loss              -             (1)             -              -              -
   Cash dividends declared per unit           0.45           0.56           0.40           0.40           0.45

Statistical data:
   Capital expenditures: (b)
      Existing Restaurants               $   1,528      $     947      $   1,132      $   2,092      $   1,078
      New or Replacement Restaurants             -          1,476            924            147            300
   Average weekly sales per
      Restaurant: (c)
        Red Roof                            14,678         15,136         14,374         13,573         12,683
        Delivery/carryout facility          13,528         14,529         13,724         12,591         11,657
   Restaurants in operation
    at end of period                           100             88             87             86             87




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

(d) The income statement data for the years ended December 31, 2002, December 25, 2001, December 26, 2000 and December 28, 1999 are restated to show the effect of the fair value adjustment to the variable unit plan (as described in Note 3 of the accompanying
Consolidated Financial Statements), as well as the effect of reclassifying the operations of a restaurant closed in 2003 to discontinued operations for each of those years (as described in Note 18 of the accompanying Consolidated Financial Statements).



Item 7.  Management's Discussion and Analysis of Consolidated
-------------------------------------------------------------
Financial Condition and Results of Operations
---------------------------------------------

Results of Operations
---------------------
The following discussion compares the Partnership's results for the years ended December 30, 2003, December 31, 2002 and December 25, 2001, excluding the effects of the consolidation of MVP. The following table separates the effects of consolidating MVP's loss from operations from the consolidated totals for the year ended December 30, 2003, in order to provide a more meaningful basis for a comparative discussion of these results versus the years ended December 31, 2002 and December 25, 2001. Comparisons of 2003 to 2002 and 2001 are also affected by an additional week of results in the 2002 reporting period. Because the Partnership's fiscal year ends on the last Tuesday in December, a fifty-third week is added every five or six years. This discussion should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements included elsewhere herein.

MVP had a net loss of $155,914 for the period from the acquisition date, May 13, 2003, through December 30, 2003. Comparable restaurant sales decreased 1.1% from the date of acquisition. Other factors that contributed to MVP's net losses included relocation expense of $35,000, in addition to legal and beer license fees related to transferring beer licenses from Winny to MVP totaling $42,000. Labor expenses were also high due to increasing staffing in anticipation of improving service and sales levels.


                                                                           Year Ended
                                        ----------------------------------------------------------------------------
                                                                                        December 31,    December 25,
                                                                                            2002            2001
                                                        December 30, 2003                (restated)      (restated)
                                        --------------------------------------------    ------------    ------------
                                        Consolidated         MVP          Comparable    Consolidated    Consolidated
                                        --------------------------------------------    ------------    ------------

Net sales                                $71,967,301     $ 5,437,371     $66,529,930     $69,392,193     $63,284,057

Operating costs and expenses:
  Cost of sales                           17,427,985       1,398,390      16,029,595      16,441,678      15,659,095
  Restaurant labor and benefits           20,781,939       1,687,832      19,094,107      19,860,559      18,302,400
  Advertising                              4,617,649         373,756       4,243,893       4,177,953       3,869,801
  Other restaurant operating
   expenses exclusive of
   depreciation and amortization          15,443,928       1,398,998      14,044,930      13,749,341      12,350,070
  General and administrative:
   Management fees - related party         4,425,917         271,881       4,154,036       4,318,294       3,946,989
   Fair value adjustment to variable
    unit plan                               (272,251)            -          (272,251)        277,371         150,193
   Other                                   1,238,910         121,039       1,117,871       1,435,707       1,107,414
  Depreciation and amortization            3,188,193         262,401       2,925,792       3,106,056       3,093,898
  Loss on restaurant closings                      -               -               -         161,787               -
                                          ----------      ----------      ----------      ----------      ----------
       Income (loss) from operations     $ 5,115,031     $   (76,926)    $ 5,191,957     $ 5,863,447     $ 4,804,197
                                          ==========      ==========      ==========      ==========      ==========



Net Sales
---------
Net sales from continuing operations for the year ended December 30, 2003 decreased $2,862,000 from net sales from continuing operations of $69,392,000 in 2002 to net sales from continuing operations of $66,530,000 in 2003, a 4.1% decrease. The additional week in 2002 accounted for approximately 2 percentage points of the lower sales in 2003. Comparable restaurant sales in 2003 decreased 2.2% from 2002. These decreases were not unexpected, as comparable restaurant sales in 2002 were 5.1% higher than in 2001. The sales increases in 2002 were primarily attributable to the successful introduction of a new product, P'ZONE in the first quarter of 2002.

Net sales from continuing operations for the year ended December 31, 2002 increased $6,108,000 from net sales from continuing operations of $63,284,000 in 2001 to net sales from continuing operations of $69,392,000 in 2002, a 9.7% increase. The additional week in 2002 accounted for approximately 2 percentage points of the increase. Comparable restaurant sales increased 5.1% over the prior year. The 2002 sales increase was primarily attributable to the successful introduction of a new product, P'ZONE in the first quarter of 2002. The sales increase was also attributable to a price increase the Partnership implemented at the end of the third quarter of 2001.


Income From Operations
----------------------
Income from continuing operations for the year ended December 30, 2003 decreased $671,000 from $5,863,000 in 2002 (restated as discussed in Note 3 of the accompanying Consolidated Financial Statements) to $5,192,000, a 11.4% decrease. As a percentage of net sales, income from continuing operations decreased from 8.5% of net sales for the year ended December 31, 2002 to 7.8% of net sales for the year ended December 30, 2003. Cost of sales from continuing operations increased as a percentage of net sales from 23.7% in 2002 to 24.1% in 2003 primarily due to promoting more high-cost products in 2003, as well as offering free Cinnamon Sticks with certain orders in the first quarter of 2003. Labor and benefits from continuing operations increased slightly as a percentage of net sales from 28.6% in 2002 to 28.7% in 2003. Advertising from continuing operations increased as a percentage of net sales from 6.0% in 2002 to 6.4% in 2003. This increase was primarily due to a net increase in advertising fees of ..25% effective January 1, 2003, as required by the new franchise agreement. Other restaurant expenses from continuing operations increased from 19.8% of net sales in 2002 to 21.1% of net sales in 2003, primarily due to a 10% increase in property and liability insurance premiums and a 37% increase in workers compensation insurance premiums experienced in the last two quarters of 2003. This increase is in addition to premium increases of 40% in property and liability insurance premiums and 60% in workers' compensation insurance premiums experienced by the Partnership for the policy year July 2002 through June 2003. General and administrative expenses from continuing operations decreased as a percentage of net sales from 8.7% in 2002 to 7.5% in 2003, primarily due to a $272,000 credit for the fair value adjustment to the variable unit plan in 2003, compared to a $277,000 charge in 2002 for the same adjustment. The decrease in general and administrative expenses was also due to a decrease in management bonuses paid in 2003 from lower cash flow results. Depreciation and amortization expense from continuing operations decreased slightly to 4.4% of net sales in 2003 compared to 4.5% of net sales in 2002. The 2002 income from operations included a loss on restaurant closings of $162,000 for two stores closed and replaced in 2002.

Income from continuing operations (restated for both 2002 and 2001 as discussed in Note 3 of the accompanying Consolidated Financial Statements) for the year ended December 31, 2002 increased $1,059,000 from $4,804,000 to $5,863,000, a 22.0% increase from the year ended December 25, 2001. As a percentage of net sales, income from continuing operations increased from 7.6% of net sales for the year ended December 25, 2001 to 8.4% of net sales for the year ended December 31, 2002. Cost of sales decreased as a percentage of net sales from 24.7% in 2001 to 23.7% in 2002 primarily due to significantly lower cheese costs. The decrease was also due to a decrease in the cost of meat toppings as well as the effect of the price increase the Partnership implemented at the end of the third quarter of 2001. Labor and benefits decreased as a percentage of net sales from 28.9% in 2001 to 28.6% in 2002, primarily due to efficiencies gained at higher sales levels. Advertising decreased slightly as a percentage of net sales from 6.1% in 2001 to 6.0% in 2002. Other restaurant expenses increased from 19.5% of net sales in 2001 to 19.8% of net sales in 2002, primarily due to a 40% increase in property and liability insurance premiums and a 60% increase in workers compensation insurance premiums experienced in the last two quarters of 2002. General and administrative expenses increased as a percentage of net sales from 8.2% in 2001 to 8.7% in 2002, reflecting increased bonuses paid on improved operating results. Depreciation and amortization expense decreased to 4.5% of net sales in 2002 compared to 4.9% of net sales in 2001, primarily as a result of no longer amortizing goodwill in 2002 in accordance with Statement of Financial Accounting Standards (SFAS) 142 (see Note 4 of the accompanying Consolidated Financial Statements).


Net Income
----------
Net income increased $154,000 to $2,699,000 for the year ended December 30, 2003 compared to net income of $2,545,000 for the year ended December 31, 2002. The 2002 net income is restated as discussed in Note 3 of the accompanying Consolidated Financial Statements. The 2003 net income included a gain on casualty settlements of $123,000 (see Note 17 of the accompanying Consolidated Financial Statements). The 2003 net income also included income from discontinued operations, net of minority interest, of $400,000. This amount included a gain on buy-out of lease of $409,000, as discussed in Note 18 of the accompanying Consolidated Financial Statements. The 2003 net income also included a net loss of $156,000 recorded on MVP. The 2002 period net income included a loss on sale of investment in unconsolidated affiliate of $234,000. Net income is net of minority interest in income of operating partnerships of $8,000 and 34,000 in 2003 and 2002, respectively.

Net income, restated as discussed in Note 3 in Notes to Consolidated Financial Statements, increased $866,000 to $2,545,000 for the year ended December 31, 2002 compared to net income of $1,679,000 for the year ended December 25, 2001. The 2002 period net income included a loss on sale of investment in unconsolidated affiliate of $234,000. The 2001 period net income included a gain on casualty settlement of $159,000 (see Note 3 of the accompanying financial statements). Net income is net of minority interest in income of operating partnerships of $34,000 and $26,000 in 2002 and 2001, respectively.


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

At December 30, 2003, the Partnership had a working capital deficiency of $6,168,000 compared to a deficiency of $5,818,000 at December 31, 2002. The Partnership routinely operates with a negative working capital position which is common in the restaurant industry and which results from the cash sales nature of the restaurant business and payment terms with vendors.


Net Cash Provided by Operating Activities
-----------------------------------------
During 2003, net cash provided by operating activities amounted to $4,586,000 compared to $5,269,000 during 2002, a decrease of $683,000.
This decrease is primarily attributable to the decrease in income from operations of $671,000.


Investing Activities
--------------------
Capital expenditures for 2003 were $1,528,000, all of which was for replacement of equipment in existing restaurants, including $241,000 for replacement equipment at restaurants that incurred casualty losses. The Partnership received proceeds totaling $254,000 upon final settlement of the casualty claims. The Partnership also received proceeds of $465,000 related to the buyout of the lease on the restaurant the Partnership closed in 2003.


Financing Activities
--------------------
Cash distributions paid in 2003 totaled $1,712,000 and amounted to $0.45 per unit. The Partnership's distribution objective, generally, is to distribute all operating revenues less operating expenses (excluding noncash items such as depreciation and amortization), capital expenditures for existing restaurants, interest and principal payments on Partnership debt, and such cash reserves as the managing General Partner may deem appropriate.

During 2003, the Partnership's proceeds from long-term borrowings amounted to $3,450,000 of which $400,000 was to purchase land for a replacement restaurant to be built in 2004 and $900,000 was to refinance an existing loan as well as to purchase the land of an existing restaurant. Additionally, $1,740,000 was contributed during the Partnership's acquisition of MVP, of which $1,000,000 was used to pay down long-term debt and the remainder was used to replenish operating capital and pay down operating liabilities. The remaining proceeds from long-term borrowings were used to replenish operating capital. The Partnership plans to open one new restaurant and three replacement restaurants during 2004. Development of these restaurants will be financed through existing lenders. Management anticipates spending approximately $850,000 in 2004 for recurring replacement of equipment in existing restaurants which the Partnership expects to finance from net cash provided by operating activities. The actual level of capital expenditures may be higher in the event of unforeseen breakdowns of equipment or lower in the event of inadequate net cash flow from operating activities.


Other Matters
-------------
On March 13, 1996, the Partnership purchased a 45% interest in Magic, a newly-formed limited partnership, for $3.0 million in cash. Magic owns and operates Pizza Hut restaurants in Oklahoma. In August 1998, Magic purchased a 25% interest in Magic from a former limited partner which effectively increased the Partnership's interest in Magic from 45% to 60%. Therefore, beginning August 11, 1998, Magic's financial statements were consolidated into the Partnership's consolidated financial statements. Prior to August 11, 1998, the Partnership accounted for its investment in Magic using the equity method of accounting. In connection with the consolidation, the Partnership recorded goodwill of $728,000 which represented the excess purchase price of the original equity investment in the net assets acquired, net of subsequent amortization.

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


Effects of Inflation and Future Outlook
---------------------------------------
Inflationary factors such as increases in food and labor costs directly affect the Partnership's operations. Because most of the Partnership's employees are paid on an hourly basis, changes in rates related to federal and state minimum wage and tip credit laws will affect the Partnership's labor costs. The Partnership cannot always affect immediate price increases to offset higher costs and no assurance can be given the Partnership will be able to do so in the future. Management believes there is some likelihood of an increase in the minimum wage during 2004. While an increase in the minimum wage would increase the Partnership's labor costs, due to the uncertainty regarding legislation on the matter, management cannot reliably estimate the potential impact on labor costs at this time.

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


Off-Balance Sheet Arrangements and Contractual Obligations
----------------------------------------------------------
The Partnership has borrowings with Franchise Mortgage Acceptance Company (FMAC) that are part of loans "pooled" together with other franchisees in good standing and approved restaurant concepts, and sold to the secondary market. Under the agreements with FMAC, the Partnership has provided a limited, contingent guarantee equal to a portion of the original loan balance. As of December 30, 2003, the Partnership's remaining guarantee totaled $772,701, for which the Partnership has recorded a liability of $295,914, which management believes is sufficient to cover the potential remaining liability. (See also Note 7 in the accompanying Consolidated Financial Statements.) The Partnership has not provided any other guarantees.

The following table shows the Partnership's contractual obligations, including payments due by period:

                                     Payments due by period
                ---------------------------------------------------------------
                                                                     More than
                   Total         2004      2005-2006    2007-2008     5 years
                -----------  -----------  -----------  -----------  -----------

Long-term debt  $28,328,609  $ 3,363,685  $ 6,076,727  $11,305,224  $ 7,582,973

Capital lease
 obligations      6,517,880      641,672    1,139,471      878,423    3,858,314

Operating lease
 obligations     10,014,079    1,657,955    2,440,590    1,591,201    4,324,333

Purchase
 commitments              -            -            -            -            -
                 ----------   ----------   ----------   ----------   ----------
Total
 contractual
  obligations   $44,860,568  $ 5,663,312  $ 9,656,788  $13,774,848  $15,765,620
                 ==========   ==========   ==========   ==========   ==========




Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------
   The Partnership's earnings are affected by changes in interest rates primarily from its long-term debt arrangements. Under its current policies, the Partnership does not use interest rate derivative instruments to manage exposure to interest rate changes. Due to the small amount of debt at variable interest rates, a hypothetical 100 basis point adverse move (increase) in interest rates along the entire interest rate yield curve would not have a material effect on the Partnership's interest expense and net income over the term of the related debt. This amount was determined by considering the impact of the hypothetical interest rates on the Partnership's borrowing cost. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment.


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


Item 9A.  Controls and Procedures
---------------------------------
   As of December 30, 2003, the Partnership, under the supervision and with the participation of its Management, including its Chief Executive Officer and Chief Financial and Accounting Officer, performed an evaluation of the Partnership's disclosure controls and procedures, as contemplated by Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Partnership's Chief Executive Officer and Chief Financial and Accounting Officer concluded that, except as discussed in the following paragraph, such disclosure controls and procedures are effective to ensure that material information relating to the Partnership is made known to them, particularly during the period for which the periodic reports are being prepared.

   Certain changes were made to the Partnership's controls and procedures that improved our internal controls over financial reporting during the year ended December 30, 2003. During our review of the applicability of certain new accounting principles, we determined that we were incorrectly accounting for our variable unit plan. We implemented additional administrative controls and procedures to correctly account for our employee variable unit plan to ensure that units subject to repurchase are adjusted for changes in their fair value by increasing or decreasing operations with an offsetting entry to partners' capital. This correction resulted in a restatement of our income statements for 2002 and 2001 as discussed in Note 3 to the consolidated financial statements.

   Except for the corrective measures referred to above, there have been no other changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation performed pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, referred to above.



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

    The direct management of the Restaurants is performed by the Management Company pursuant to a substantially identical Management Services Agreement with RAM. As compensation for management services, the Management Company will receive a management fee equal to 7% of the gross sales of the Restaurants in APP, 4.5% of gross sales of the Restaurants in Magic and 5.0% of gross sales of the Restaurants in MVP. In addition, the Management Company will be reimbursed for the cost of certain products purchased for use directly in the operation of the Restaurants and for outside legal, accounting, tax, auditing, advertising, and marketing services. Certain other expenses incurred by the Management Company which relate directly to the operation of the Restaurants, including insurance, profit sharing, incentive bonuses and related payroll taxes for supervisory personnel, shall be paid by the Operating Partnerships through RAM.

    Set forth below is certain information concerning the director and executive officers of both RAM and the Management Company.

		            Present Position with the Management
                        Company and Business Experience for
Name              Age   Past 5 Years
----------------  ---   -------------------------------------------
Hal W. McCoy      58    Chairman, Chief Executive Officer
                        and sole director. McCoy holds a Bachelor of Arts degree from the University of Oklahoma. From 1970 to 1974, he was at different times Marketing Manager at PHI,
	                  where he was responsible for consumer
                        research, market research, and market
                        planning, and Systems Manager, where he
                        was responsible for the design and
                        installation of PHI's first management
                        data processing system.  In 1974, he
                        founded the predecessor to the Management
                        Company and today owns or has controlling ownership in entities operating a combined total of 132 franchised "Pizza Hut" and "Long John Silver's" restaurants.

Hal W. McCoy II   36    President.  McCoy II holds a Bachelor of
                        Science degree in Business Administration from the University of Kansas. In 1990, he founded, owned and operated CenTex Pizza
                        Partners, L.P., which operated four Pizza
                        Huts in Texas.  After improving the
                        operations and selling CenTex in 1992, he joined the Management Company where he currently oversees all operations for the Pizza Huts and Long John Silver's managed by the Management Company. McCoy II is the son of Hal W. McCoy.

Terry Freund      48    Chief Financial and Accounting Officer.
                        Freund holds a Bachelor of Arts degree in Accounting from Wichita State University.
                        He has been employed by McCoy since 1984.
                        He is responsible for virtually all of the financial and administrative functions in the company.

The Partnership has not adopted a Code of Ethics. Management anticipates reviewing the necessity of a Code of Ethics in 2004.

The Partnership does not have an audit committee financial expert serving on its audit committee due to the expense associated with attaining a financial expert relative to the size of the Partnership.


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


                      SUMMARY COMPENSATION TABLE

                                        Annual Compensation
		              --------------------------------------------
Name and	                                              Allocable to
Principal Position        Year  Salary    Bonus    Total   Partnership
------------------------- ---- -------- -------- -------- ------------
Hal W. McCoy              2003 $153,462 $ 93,817 $247,279    $176,951
  Chief Executive Officer 2002  166,566  101,451  268,017     218,734
                          2001  159,181   60,700  219,881     171,850

Hal W. McCoy II           2003  140,192   68,876  209,068     152,756
  President               2002  135,501   92,262  227,763     176,471
                          2001  128,574   62,252  190,826     139,246

Terry Freund              2003  121,065   62,188  183,253     134,034
  Assistant Secretary     2002  115,807   85,917  201,724     148,338
  and Chief Financial     2001  109,523   61,009  170,532     126,128
  and Accounting Officer


Incentive Bonus Plan
--------------------
   The Management Company maintains a discretionary supervisory incentive bonus plan (the "Incentive Bonus Plan") pursuant to which approximately 28 employees in key management positions, including Mr. McCoy are eligible to receive quarterly cash bonus payments if certain management objectives are achieved. Performance is measured each quarter and bonus payments are awarded and paid at the discretion of Mr. McCoy. The amounts paid under this plan for fiscal year 2003, 2002 and 2001 to Mr. McCoy, Mr. McCoy II and Mr. Freund are included in the amounts shown in the cash compensation amounts set forth above. The total amount allocated to the Restaurants under the Incentive Bonus Plan for the fiscal year ended December 30, 2003 was $563,214 of which $146,870 was paid to all executive officers as a group. Bonuses paid under the Incentive Bonus Plan are paid by the Operating Partnerships.

   The Incentive Bonus Plan in effect for the fiscal year ending December 30, 2003 provides for payment of aggregate supervisory bonuses in an amount equal to 15% of the amount by which the Partnership's income from restaurant operations plus depreciation and amortization expenses exceed a prescribed threshold. The threshold generally represents capital expenditures, interest and principal payments on Partnership debt, and cash distributions. For the fiscal year ended December 30, 2003 the Partnership's income from operations plus depreciation and amortization expenses was $8,303,224.


Variable Unit Plan
------------------
   The Management Company maintains a variable unit plan whereby the Partnership issues Class B and C Units to certain employees in exchange for either a 10% down payment and notes receivable for the remaining 90% of the purchase price or for notes receivable for 100% of the purchase price. Notes receivable representing 40% or 50%, respectively, of the purchase price, together with interest, are repaid by the cash distributions paid on the units. Non-interest bearing notes receivable representing the remaining 50% of the purchase price are reduced over a 4 1/2 year period through annual charges to compensation expense, as long as the employee remains employed by the Company (see also Note 12 of the accompanying Consolidated Financial Statements.) The amounts recorded as compensation expense under this plan for fiscal years 2003, 2002 and 2001 related to Mr. McCoy II and Mr. Freund are included in the bonus amounts set forth in the preceding summary compensation table. There were no amounts recorded as compensation expense related to Mr. McCoy for the fiscal years 2003, 2002 and 2001.


Class A Unit Option Plan
------------------------
   The Partnership, APP, RAM and the Management Company have adopted a Class A Unit Option Plan (the "Plan") pursuant to which 75,000 Class A Units of the Partnership are reserved for issuance to employees, including officers, of the Partnership, APP, RAM and the Management Company. Participants will be entitled to purchase a designated number of Units at an option price which shall be equal to the fair value of the Units on the date the option is granted. Options granted under the Plan will be for a term to be determined by the Managing General Partner at the time of issuance (not to exceed ten years) and shall not be transferable except in the event of the death of the optionee, unless the Managing General Partner otherwise determines and so specifies in the terms of the grant. The Plan is administered by the Managing General Partner which, among other things, designates the individuals to whom options are granted, the number of Units for which such options are to be granted and other terms of grant. The executive officers have no outstanding options at December 30, 2003.


Item 12. Security Ownership of Certain Beneficial Owners and
------------------------------------------------------------
Management
----------
                          PRINCIPAL UNITHOLDERS

   The following table sets forth, as of March 1, 2004, information with respect to persons known to the Partnership to be beneficial owners of more than five percent of the Class A Income Preference
Units, Class B or Class C Units of the Partnership:

                    Name & Address       Amount & Nature
Title                of Beneficial        of Beneficial      Percent
of Class                Owner               Ownership       of Class
-----------------   --------------       ----------------   --------

Class A Income
Preference Units	  None

Class B             Hal W. McCoy             716,849 (1)      58.83%
                    3020 N. Cypress Rd.
                    Suite 100
                    Wichita, KS  67226

Class B             Hal W. McCoy II           90,855           7.46%
                    3020 N. Cypress Rd.
                    Suite 100
                    Wichita, KS  67226

Class B             John Hunter              116,564           9.57%
                    117 Lilac Lane
                    San Antonio, TX  78209

Class C             Hal W. McCoy           1,372,397 (1)      64.82%
                    3020 N. Cypress Rd.
                    Suite 100
                    Wichita, KS  67226

Class C             Hal W. McCoy II          152,379           7.20%
                    3020 N. Cypress Rd.
                    Suite 100
                    Wichita, KS  67226

Class C             John Hunter              106,536           5.03%
                    117 Lilac Lane
                    San Antonio, TX  78209

(1) Hal W. McCoy beneficially owns 95.75% of RMC Partners, L.P. which owns 671,165 Class B Units and 1,297,265 Class C Units. Mr. McCoy owns 95.65% of RMC American Management, Inc. which owns 3,680 Class C Units. Mr. McCoy has voting authority over the units.


                     SECURITY OWNERSHIP OF MANAGEMENT

   The following table sets forth, as of March 1, 2004, the number of Class A Income Preference Units, Class B Units, or Class C Units beneficially owned by the director and by the director and executive officers of both RAM and the Management Company as a group.

 Title          Name of              Amount & Nature        Percent
of Class    Beneficial Owner     of Beneficial Ownership    of Class
--------    ----------------     -----------------------    --------

  B         Hal W. McCoy                716,849 (1)          58.83%
  C         Hal W. McCoy              1,372,397 (1)          64.82%
  B         Director & all              848,706 (1)          69.66%
             officers as a group
             (3 Persons)
  C         Director & all            1,597,311 (1)          75.45%
             officers as a group
             (3 Persons)

(1)	See the table under "Principal Unitholders"


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
   One of the Restaurants is located in a building owned by an affiliate of the General Partners. The lease provides for minimum annual rentals of $33,275 and is subject to additional rentals based on a percentage of sales in excess of a specified amount. The lease is a net lease, under which the lessee pays the taxes, insurance and maintenance costs. The lease is for an initial term of 15 years with options to renew for three additional five-year periods. Although this lease was not negotiated at arm's length, RMC believes that the terms and conditions thereof, including the rental rate, is not less favorable to the Partnership than would be available from unrelated parties.

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

   Pursuant to a separate Management Services Agreement entered into March 13, 1996, the Restaurants of Magic are managed by the Management Company for a fee equal to 4.5% of the gross sales of the Restaurants and reimbursement of certain costs incurred for the direct benefit of the Restaurants. The terms and conditions of the Agreements were negotiated at arm's length with the former owners of the Oklahoma restaurants who were originally 25% partners in Magic. The Management Company agreed to a reduced fee due to its ownership interest in Magic. The 4.5% fee remains in effect for the remaining life of the Agreements which continues for a period ending with the expiration or termination of the Franchise Agreements.

   Pursuant to a separate Management Services Agreement entered into May 13, 2003, the Restaurants of MVP are managed by the Management Company for a fee equal to 5.0% of the gross sales of the Restaurants and reimbursement of certain costs incurred for the direct benefit of the Restaurants. Neither the terms and conditions of the Agreement, nor the amount of the fee were negotiated at arm's length. Based on prior experience in managing the Restaurants, however, the Managing General Partner believes that the terms and conditions of the Management Services Agreement, including the amount of the fee, are fair and reasonable and not less favorable to the Partnership than those generally prevailing with respect to similar transactions between unrelated parties. The 5% fee remains in effect for the life of the Agreement which continues for a period ending with the expiration or termination of the Franchise Agreements.


Item 14.  Principal Accountant Fees and Services
------------------------------------------------

Audit Fees

The aggregate fees billed to the Partnership by the independent auditors, Grant Thornton, LLP, for the audit of the Partnership's annual financial statements and review of the Partnership's financial statements included with the 10-Q filings were $51,790 and $49,050 for the years ended December 30, 2003 and December 31, 2002, respectively.


All Other Fees

The aggregate fees billed to the Partnership by Grant Thornton, LLP, for other services including cost classification studies, review of the annual report to shareholders, discussion of the effects of Sarbanes Oxley, and review of the acquisition of MVP, were $16,100 for the year ended December 30, 2003. There were no fees for other services billed for the year ended December 31, 2002.


                              PART IV

Item 15.  Exhibits, Financial Statements and Reports
----------------------------------------------------
on Form 8-K
-----------
(a)	1.	Financial statements

		See "Index to Consolidated Financial Statements and Supplementary Data" which appears on page F-1 herein.

	3.	Exhibits

		The exhibits filed as part of this annual report are listed in the "Index to Exhibits" at page 37.

(b)  Reports on Form 8-K

     During the second quarter of 2003, the Partnership filed a Form 8-K dated May 20, 2003, reporting an acquisition of assets.


                           INDEX TO EXHIBITS
                              (Item 15(a))

Exhibit
No.        Description of Exhibits                         Page/Notes
-------    ----------------------------------------------- ----------
3.1        Amended and Restated  Certificate of Limited
           Partnership of American Restaurant Partners, L.P.     A
3.2        Amended and Restated Agreement of Limited
           Partnership of American Restaurant Partners, L.P.     A
3.3        Amended and Restated Certificate of Limited
           Partnership of American Pizza Partners, L.P.          A
3.4        Amended and Restated Agreement of Limited
           Partnership of American Pizza Partners, L.P.          A
4.1        Form of Class A Certificate                           A
4.2        Form of Application for Transfer of Class A Units     A
10.1       Management Services Agreement dated
           June 26, 1987 between American Pizza
           Partners, L.P. and RMC American Management, Inc.      A
10.2	     Management Services Agreement dated
           June 26, 1987 between RMC American
           Management, Inc. and Restaurant Management
           Company of Wichita, Inc.                              A
10.3       Form of Superseding Franchise Agreement
           between the Partnership and Pizza Hut, Inc.
           and schedule pursuant to Item 601 of
           Regulation S-K.                                       A
10.4       Form of Blanket Amendment to Franchise Agreements     A
10.5       Incentive Bonus Plan                                  A
10.6       Class A Unit Option Plan                              B
10.7       Revolving Term Credit Agreement dated
           June 29, 1987 between American Pizza
           Partners, L.P. and the First National Bank
           in Wichita                                            C
10.8       Form of 1990 Franchise Agreement between the
           Partnership and Pizza Hut, Inc. and schedule
           pursuant to Item 601 of Regulation S-K                D
10.9       Contribution Agreement, dated as of February 1,
           1996, relating to the closing date of March 13,
           1996, by and among American Pizza Partners, L.P., Hospitality Group of Oklahoma, Inc., RMC American Management, Inc., Restaurant Management Company
           of Wichita, Inc. and Oklahoma Magic, L.P.             E
a.         Settlement Agreement between Oklahoma Magic, L.P.
           and Hospitality Group of Oklahoma, Inc.               F
10.10      Form of 2003 Franchise Agreement between the
           Partnership and Pizza Hut, Inc. and schedule
           pursuant to Item 601 of Regulation S-K                F-39
23.1       Consent of Grant Thornton LLP                         F-32
31.1       Rule 13a-14(a)/15d-14(a) Certification of CEO         F-33
31.2       Rule 13a-14(a)/15d-14(a) Certification of CFO and CAO F-35
32.1       Section 1350 Certification of CEO                     F-37
32.2       Section 1350 Certification of CFO and CAO             F-38



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



Date:  3/26/04           By:   /s/Hal W. McCoy
       -------                 ------------------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                 Title                                  Date
------------------   ------------------------------------  -------


/s/Hal W. McCoy      Chairman and Chief Executive Officer  3/26/04
------------------   (Principal Executive Officer)         -------
Hal W. McCoy         of RMC American Management, Inc.



/s/Terry Freund      Chief Financial and Accounting        3/26/04
------------------   Officer                               -------
Terry Freund


            Index to Consolidated Financial Statements
                      and Supplementary Data


The following financial statements are included in Item 8:

                                                            Page

Reports of Independent Certified Public Accountants  . . . . F-2
Consolidated Balance Sheets as of December 30, 2003
    and December 31, 2002  . . . . . . . . . . . . . . . . . F-5
Consolidated Statements of Income for the years ended
	December 30, 2003, December 31, 2002,
    and December 25, 2001  . . . . . . . . . . . . . . . . . F-7
Consolidated Statements of Partners' Capital (Deficiency)
	for the years ended December 30, 2003,
    December 31, 2002 and December 25, 2001  . . . . . . . . F-8
Consolidated Statements of Cash Flows for the
	years ended December 30, 2003, December 31, 2002,
    and December 25, 2001  . . . . . . . . . . . . . . . . . F-9
Notes to Consolidated Financial Statements . . . . . . . . . F-10



        Report of Independent Certified Public Accountants


The General Partners and Limited Partners
American Restaurant Partners, L.P.

We have audited the accompanying consolidated balance sheets of American Restaurant Partners, L.P. (the Partnership) as of December 30, 2003 and December 31, 2002, and the related consolidated statements of income, partners' capital (deficiency), and cash flows for each of the three years in the period ended December 30, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 2003 financial statements of Oklahoma Magic, L.P., a majority-owned subsidiary whose statements reflect total assets constituting 31 percent and total revenues constituting 27 percent of the related consolidated totals. Those statements were audited by Regier, Carr & Monroe, L.L.P., whose report thereon is following, and our opinion, insofar as it relates to the amounts included for Oklahoma Magic, L.P., is based solely on the report of Regier, Carr & Monroe, L.L.P.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of Regier, Carr & Monroe, L.L.P. provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of Regier, Carr & Monroe, L.L.P., the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of American Restaurant Partners, L.P. at December 30, 2003 and December 31, 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Partnership has been incorrectly accounting for its employee unit ownership plan. The error resulted in reported net income being overstated $277,371 and $150,193 in the years ended December 31, 2002 and December 25, 2001, respectively. The error had no effect on partners' capital (deficiency) at year-end, however it did affect the changes in partners' capital during the years ended December 31, 2002 and December 25, 2001. Accordingly, adjustments have been made for these amounts to the statements of income and partners' capital (deficiency) for the years ended December 31, 2002 and December 25, 2001.

As discussed in Note 4 to the consolidated financial statements, the Partnership adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on December 26, 2001.


/s/Grant Thornton LLP


Wichita, Kansas
February 27, 2004



                     INDEPENDENT AUDITOR'S REPORT


To the Partners
Oklahoma Magic, L.P.

We have audited the balance sheet of Oklahoma Magic, L.P., a limited partnership, as of December 30, 2003, and the related statements of income, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oklahoma Magic, L.P. as of December 30, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Regier Carr & Monroe, L.L.P.


March 2, 2004
Wichita, Kansas




                  AMERICAN RESTAURANT PARTNERS, L.P.

                     CONSOLIDATED BALANCE SHEETS


                                                    December 30,   December 31,
             ASSETS                                     2003           2002
--------------------------------------------------  ------------   ------------
Current assets:
 Cash and cash equivalents                           $   559,316    $   522,098
 Investment securities available-for-sale                      -        190,174
 Accounts receivable                                     381,265        328,356
 Due from affiliates                                       5,020         74,424
 Notes receivable from
  affiliates - current portion                            10,452         11,628
 Inventories                                             542,278        430,542
 Prepaid expenses                                        791,775        626,448
                                                      ----------     ----------
  Total current assets                                 2,290,106      2,183,670

Property and equipment, at cost:
 Land                                                  4,306,729      3,885,266
 Buildings                                             8,364,748      8,267,195
 Restaurant equipment                                 16,179,993     14,702,081
 Leasehold rights and improvements                     9,582,277      8,941,888
 Property under capital leases                         5,756,676      5,673,584
                                                      ----------     ----------
                                                      44,190,423     41,470,014

Less accumulated depreciation and
 amortization                                         25,391,010     22,765,828
                                                      ----------     ----------

                                                      18,799,413     18,704,186

Other assets:
 Franchise rights, net of accumulated
  amortization of $2,731,596
  ($2,484,708 in 2002)                                 8,488,877      4,748,392
 Notes receivable from affiliates                         81,328         91,780
 Deposit with affiliate                                  570,000        535,000
 Goodwill                                              2,540,864      2,540,864
 Other                                                   770,811        800,374
                                                      ----------     ----------
                                                      12,451,880      8,716,410
                                                      ----------     ----------
                                                     $33,541,399    $29,604,266
                                                      ==========     ==========


                         AMERICAN RESTAURANT PARTNERS, L.P.

                            CONSOLIDATED BALANCE SHEETS


                                                    December 30,   December 31,
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)         2003           2002
--------------------------------------------------  ------------   ------------
Current liabilities:
 Accounts payable                                    $ 2,623,744    $ 2,383,477
 Due to affiliates                                        66,426         12,434
 Accrued payroll and other taxes                         791,686        738,773
 Accrued liabilities                                   1,325,120      1,244,191
 Current maturities of long-term debt                  3,363,685      3,062,704
 Current portion of capital lease obligations            287,559        560,405
                                                      ----------     ----------
  Total current liabilities                            8,458,220      8,001,984

Long-term liabilities less current maturities:
 Capital lease obligations                             3,245,618      3,454,437
 Long-term debt                                       24,964,924     22,036,387
 Other noncurrent liabilities                            905,315      1,067,792
                                                      ----------     ----------
 Total long-term liabilities                          29,115,857     26,558,616

Minority interests in Operating Partnerships             393,031        147,163
Commitments and contingencies                                  -              -

Partners' capital (deficiency):
 General Partners                                         (7,207)        (7,814)
 Limited Partners:
  Class A Income Preference, authorized 875,000
   units; issued 666,985 units (682,857 in 2002)       5,267,262      5,213,890
  Classes B and C, issued 1,218,316 and
   2,113,463 class B and C units, respectively
   (1,196,942 and 2,077,837 units in 2002,
   respectively)                                      (6,905,460)    (7,655,305)
 Notes receivable employees - sale
  of partnership units                                  (703,899)      (576,740)
 Cost in excess of carrying value
  of assets acquired                                  (2,076,405)    (2,076,405)
 Cumulative comprehensive loss                                 -         (1,123)
                                                      ----------     ----------
 Total partners' capital (deficiency)                 (4,425,709)    (5,103,497)

                                                      ----------     ----------
                                                     $33,541,399    $29,604,266
                                                      ==========     ==========


                             See accompanying notes.



                             AMERICAN RESTAURANT PARTNERS, L.P.

                             CONSOLIDATED STATEMENTS OF INCOME
                               Years ended December 30, 2003,
                          December 31, 2002 and December 25, 2001

                                                                          2002           2001
                                                           2003        (restated)     (restated)
                                                        ----------     ----------     ----------

Net sales                                              $71,967,301    $69,392,193    $63,284,057

Operating costs and expenses:
 Cost of sales                                          17,427,985     16,441,678     15,659,095
 Restaurant labor and benefits                          20,781,939     19,860,559     18,302,400
 Advertising                                             4,617,649      4,177,953      3,869,801
 Other restaurant operating
  expenses exclusive of
  depreciation and amortization                         15,443,928     13,749,341     12,350,070
 General and administrative:
  Management fees - related party                        4,425,917      4,318,294      3,946,989
  Fair value adjustment to variable unit plan             (272,251)       277,371        150,193
  Other                                                  1,238,910      1,435,707      1,107,414
 Depreciation and amortization                           3,188,193      3,106,056      3,093,898
 Loss on restaurant closings                                     -        161,787              -
                                                        ----------     ----------     ----------
      Income from operations                             5,115,031      5,863,447      4,804,197

Equity in loss of unconsolidated affiliates               (186,538)      (198,113)      (176,456)
Interest and other investment income                        23,853         17,063         27,680
Interest expense                                        (2,771,432)    (2,843,212)    (3,087,641)
Loss on sale of investment in unconsolidated affiliate           -       (234,000)             -
Gain on casualty settlements                               122,882              -        159,203
                                                        ----------     ----------     ----------
                                                        (2,811,235)    (3,258,262)    (3,077,214)
                                                        ----------     ----------     ----------
Income from continuing operations before
 minority interests                                      2,303,796      2,605,185      1,726,983

Minority interests in income of Operating
 Partnerships                                               (4,398)       (34,398)       (25,824)
                                                        ----------     ----------     ----------

Income from continuing operations                        2,299,398      2,570,787      1,701,159

Income (loss) from discontinued operations, net
 of minority interest                                      400,077        (25,690)       (22,444)
                                                        ----------     ----------     ----------

Net income                                             $ 2,699,475    $ 2,545,097    $ 1,678,715
                                                        ==========     ==========     ==========

Net income allocated to Partners:
 Class A Income Preference                             $   460,796    $   467,991    $   317,213
 Class B                                               $   817,481    $   756,994    $   495,870
 Class C                                               $ 1,421,198    $ 1,320,112    $   865,632

Weighted average number of Partnership
 units outstanding during period:
 Class A Income Preference                                 678,276        692,113        699,849
 Class B                                                 1,203,304      1,144,756      1,094,007
 Class C                                                 2,091,955      1,994,374      1,909,790

Basic and diluted income from continuing
 operations per Partnership unit                       $      0.58    $      0.67    $      0.46

Basic and diluted income from discontinued
 operations per Partnership unit                       $      0.10    $     (0.01)   $     (0.01)

Basic and diluted net income
 per Partnership unit                                  $      0.68    $      0.66    $      0.45

Distributions per Partnership unit                     $      0.45    $      0.56    $      0.40


                                          See accompanying notes.




                                           AMERICAN RESTAURANT PARTNERS, L.P.

                                Consolidated Statements of Partners' Capital (Deficiency)

                         Years ended December 30, 2003, December 31, 2002, and December 25, 2001

                      General          Limited
                     Partners          Partners                                          Cost in
                   -------------  ------------------                                    excess of   Cumula-
                     Classes B      Class A Income                           Notes       carrying    tive
                       and C          Preference        Classes B and C    receivable    value of   Compre-
                   -------------  ------------------ ---------------------    from       assets     hensive
                   Units Amounts   Units   Amounts     Units     Amounts   employees    acquired    loss       Total
                   ----- -------  ------- ---------- --------- ----------- ----------  ----------- -------- -----------

Balance at
 December 27, 2000 3,780 $(8,727) 707,138 $5,099,355 3,002,446 $(9,415,842) $(749,350) $(1,858,643) $     - $(6,933,207)

Net Income
 (restated)            -   1,714        -    317,213         -   1,359,788          -            -        -   1,678,715
Fair value adjust-
 ment to variable
 unit plan (re-
 stated)               -     153        -     28,381         -     121,659          -            -        -     150,193
Partnership
 distributions         -  (1,575)       -   (279,764)        -  (1,200,762)   106,097            -        -  (1,376,004)
Units purchased        -       -  (10,325)   (33,556)   (4,000)    (11,160)         -            -        -     (44,716)
Employee compen-
 sation-reduction
 of notes
 receivable            -       -        -          -         -           -     51,909            -        -      51,909
                   -----  ------  -------  --------- ---------  ----------   --------   ----------   ------  ----------
Balance at
 December 25, 2001 3,780  (8,435) 696,813  5,131,629 2,998,446  (9,146,317)  (591,344)  (1,858,643)       -  (6,473,110)

Net Income
 (restated)            -   2,556        -    467,991         -   2,074,550          -            -        -   2,545,097
Change in unreal-
 ized loss on
 investments held-
 for-sale              -       -        -          -         -           -          -            -   (1,123)     (1,123)
                                                                                                             ----------
Comprehensive
 income (restated)                                                                                            2,543,974
Fair value adjust-
 ment to variable
 unit plan (re-
 stated)               -     278        -     51,003         -     226,090          -            -        -     277,371
Partnership
 distributions         -  (2,213)       -   (388,811)        -  (1,725,682)   128,027            -        -  (1,988,679)
Units purchased        -       -  (13,956)   (47,922)  (29,500)    (91,920)     8,530            -        -    (131,312)
Units sold to
 employees             -       -        -          -    72,500     216,975   (195,277)           -        -      21,698
Employee compen-
 sation-reduction
 of notes
 receivable            -       -        -          -         -           -     73,324            -        -      73,324
Units issued in
 connection with
 the purchase of
 Oklahoma Magic,
 L.P.'s minority
 interest              -       -        -          -   233,333     790,999          -     (217,762)       -     573,237
                   -----  ------  -------  --------- ---------  ----------   --------   ----------   ------  ----------
Balance at
 December 31, 2002 3,780  (7,814) 682,857  5,213,890 3,274,779  (7,655,305)  (576,740)  (2,076,405)  (1,123) (5,103,497)

Net Income             -   2,568        -    460,796         -   2,236,111          -            -        -   2,699,475
Change in unreal-
 ized loss on
 investments held-
 for-sale              -       -        -          -         -           -          -            -    1,123       1,123
                                                                                                             ----------
Comprehensive
 income                                                                                                       2,700,598
Fair value adjust-
 ment to variable
 unit plan             -    (259)       -    (46,473)        -    (225,519)         -            -        -    (272,251)
Partnership
 distributions         -  (1,702)       -   (305,399)        -  (1,482,012)    77,468            -        -  (1,711,645)
Units purchased        -       -  (15,872)   (55,552)  (36,500)   (123,735)    26,376            -        -    (152,911)
Units sold to
 employees             -       -        -          -    93,500     345,000   (312,900)           -        -      32,100
Employee compen-
 sation-reduction
 of notes
 receivable            -       -        -          -         -           -     81,897            -        -      81,897
                   -----  ------  -------  --------- ---------  ----------   --------   ----------   ------  ----------
Balance at
 December 30, 2003 3,780 $(7,207) 666,985 $5,267,262 3,331,779 $(6,905,460) $(703,899) $(2,076,405) $     - $(4,425,709)
                   =====  ======  =======  ========= =========  ==========   ========   ==========   ======  ==========


                                          See accompanying notes.




                           AMERICAN RESTAURANT PARTNERS, L.P.

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

           Years Ended December 30, 2003, December 31, 2002, and December 25, 2001
                                                                          2002            2001
                                                          2003         (restated)      (restated)
                                                      -----------     -----------     -----------
Cash flows from operating activities:
 Net income                                           $ 2,699,475     $ 2,545,097     $ 1,678,715
 Adjustments to reconcile net income
  to net cash provided by operating activities:
   Depreciation and amortization                        3,198,502       3,120,554       3,107,114
   Equity in loss of unconsolidated affiliates            186,538         198,113         176,456
   Loss on disposition of assets                            6,897         121,262          39,266
   (Gain) loss on sale of investment securities            (6,486)          8,601               -
   (Gain) loss on restaurant closings                    (408,703)        161,787               -
   Loss on sale of investment in unconsolidated
    affiliate                                                   -         234,000               -
   Minority interest in income of
     Operating Partnerships                                 8,439          34,138          25,597
   Unit compensation expense                               81,897          73,324          51,909
   Gain on casualty settlements                          (122,882)              -        (159,203)
   Fair value adjustment to variable unit plan           (272,251)        277,371         150,193
   Net change in operating assets and liabilities,
     net of acquisition:
     Accounts receivable                                   (8,134)        153,829        (162,147)
     Due from affiliates                                   70,604          (9,756)          1,576
     Inventories                                          (51,123)        (32,721)          9,592
     Prepaid expenses                                     (95,727)       (266,856)        (51,698)
     Deposit with affiliate                               (35,000)        (50,000)              -
     Accounts payable                                    (258,212)       (763,068)        409,986
     Due to affiliates                                     53,992         (40,329)       (105,992)
     Accrued payroll and other taxes                     (126,736)       (242,769)         82,402
     Accrued liabilities                                  (59,913)       (160,595)         43,155
     Other, net                                          (275,035)        (93,165)       (165,641)
                                                       ----------      ----------      ----------

 Net cash provided by operating activities              4,586,142       5,268,817       5,131,280

Investing activities:
 Cash acquired in acquisition of MVP                       91,900               -               -
 Investment in unconsolidated affiliates                 (133,915)       (160,172)       (127,298)
 Proceeds from restaurant closing                         465,200               -               -
 Proceeds from sale of investement in
  unconsolidated affiliate                                      -          26,000               -
 Purchase of investment securities                              -        (391,171)              -
 Proceeds from sale of investment securities              197,783         191,273               -
 Additions to property and equipment                   (1,528,120)     (2,423,246)     (2,055,634)
 Proceeds from sale of property and equipment               6,247          23,781         349,278
 Proceeds from sale and leaseback of property
  and equipment                                                 -       3,187,202               -
 Purchase of franchise rights                                   -         (45,000)              -
 Collections of notes receivable from affiliates           11,628          16,174          11,750
 Advances on notes receivable from affiliate                    -         (50,000)              -
 Net proceeds from casualty settlements                   253,988               -         251,613
                                                       ----------      ----------      ----------

 Net cash provided by (used in) investing activities     (635,289)        374,841      (1,570,291)

Financing activities:
 Payments on long-term borrowings                      (4,943,448)     (5,492,446)     (2,449,626)
 Proceeds from long-term borrowings                     3,449,597       1,517,620       1,723,856
 Principal payments on capital lease obligations         (564,757)       (615,994)       (587,079)
 Distributions to Partners                             (1,711,645)     (1,988,679)     (1,376,004)
 Proceeds from issuance of Class B and C units             32,100          21,698               -
 Repurchase of units                                     (152,911)       (131,312)        (44,716)
 General Partners' distributions
  from Operating Partnerships                             (18,071)        (21,381)        (14,971)
 Minority interests' distributions
   from Operating Partnerships                             (4,500)         (6,000)         (6,000)
                                                       ----------      ----------      ----------
 Net cash used in financing activities                 (3,913,635)     (6,716,494)     (2,754,540)
                                                       ----------      ----------      ----------

Net increase (decrease) in cash and cash equivalents       37,218      (1,072,836)        806,449

Cash and cash equivalents at beginning of period          522,098       1,594,934         788,485
                                                       ----------      ----------      ----------

Cash and cash equivalents at end of period            $   559,316     $   522,098     $ 1,594,934
                                                       ==========      ==========      ==========

                                       See accompanying notes.



                AMERICAN RESTAURANT PARTNERS, L.P.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------

ORGANIZATION

American Restaurant Partners, L.P. (ARP) was formed in connection with a public offering of Class A Income Preference Units in 1987. ARP owns and operates Pizza Hut restaurants through its three subsidiaries, American Pizza Partners, L. P. (APP), Oklahoma Magic, L.P. (Magic) and Mountain View Pizza LLC (MVP). ARP owns a 99% limited partnership interest in APP. APP, in turn, owns a 99% limited partnership interest in Magic and an 87% membership interest in MVP. The remaining 13% membership interest in MVP is owned by Restaurant Management Company of Wichita, Inc. (the Management Company). The Management Company is related to ARP's managing general partner through common ownership.

ARP's managing general partner is RMC American Management, Inc. (RAM). RAM is also the managing general partner of APP and Magic. RAM owns a 1% general partnership interest in ARP and Magic. RAM, along with RMC Partners, L. P. (RMC), together own an aggregate 1% general partnership interest in APP. RMC is related to RAM through common ownership. The limited partners of ARP have the right to replace the general managing partner of ARP with a vote of at least 75% of the limited partners' units. By agreement the replacement of RAM as ARP's managing general partner would also cause the replacement of RAM as the managing general partner of APP and Magic. Therefore the limited partners of ARP are considered to be in control of both ARP and each of its subsidiaries.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of American Restaurant Partners, L.P. and its majority owned subsidiaries, American Pizza Partners, L.P., APP Concepts, L.C.,
Oklahoma Magic, L.P. and Mountain View Pizza, L.L.C., which are hereinafter collectively referred to as the Partnership. All significant intercompany transactions and balances have been eliminated.

FISCAL YEAR

The Partnership operates on a 52 or 53 week fiscal year ending on the last Tuesday in December. The Partnership's operating results reflected in the accompanying consolidated statements of operations include 52 weeks for the period ended December 30, 2003, 53 weeks for the period ended December 31, 2002, and 52 weeks for the period ended December 25, 2001.

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

OPERATIONS

All of the restaurants owned by the Partnership are operated under a franchise agreement with Pizza Hut, Inc., the franchisor. The agreement grants the Partnership exclusive rights to develop and operate restaurants in certain franchise territories. The Partnership operates restaurants in Colorado, Georgia, Louisiana, Montana,
Oklahoma, Texas and Wyoming.

A schedule of restaurants in operation for the periods presented in the accompanying consolidated financial statements is as follows:

                                                 2003   2002   2001
                                                 ----   ----   ----
Restaurants in operation at beginning of year      88     87     86
Opened                                             --      1      2
Acquired                                           13     --     --
Closed                                             (1)    --     (1)
                                                 ----   ----   ----
Restaurants in operation at end of year           100     88     87
                                                 ====   ====   ====

The Partnership closed one restaurant in Oklahoma during 2003. The operations and gain on restaurant closing associated with this restaurant have been reflected in the statements of operations as discontinued operations (see also Note 18). The Partnership replaced two existing restaurants with two new restaurants in 2002. In conjunction with the restaurant replacements in 2002, the Partnership recorded the write-off of leasehold improvements and restaurant equipment of $161,787 as loss on restaurant closings. In 2001, the Partnership replaced one existing restaurant with one new restaurant.

ACCOUNTS RECEIVABLE

Accounts receivable represent amounts due from schools and various businesses and are generally not collateralized. Past due accounts determined not to be collectible by the Partnership are charged off to other restaurant operating expenses. Total charge offs were not significant in 2003, 2002 and 2001. Accounts receivable at December 30, 2003 and December 31, 2002 are considered to be fully collectible.

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

The estimated useful lives used in computing depreciation and amortization are as follows:

         Buildings                               10 to 30 years
         Restaurant equipment                     3 to  7 years
         Leasehold rights and improvements        5 to 20 years

Expenditures for maintenance and repairs are charged to operations as incurred. Expenditures for renewals and betterments, which materially extend the useful lives for assets or increase their productivity, are capitalized. Depreciation expense was $2,815,038, $2,700,746, and $2,621,072 for the years ended December 30, 2003, December 31, 2002 and December 25, 2001, respectively.

GOODWILL

Effective December 26, 2001, as discussed in Note 4, goodwill and other intangible assets with indefinite lives are no longer amortized, but instead tested for impairment at least annually. Prior to December 26, 2001 goodwill resulting from APP's investment in Magic was amortized over 29 years using the straight-line method.

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets and certain intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership reviews applicable intangible assets and long-lived assets related to each restaurant on a periodic basis. When events or changes in circumstances indicate an asset may not be recoverable, the Partnership estimates the future cash flows expected to result from the use of the asset. If the sum of the expected undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. The impairment loss is recognized by measuring the difference between the carrying value of the asset and the fair value of the asset. The Partnership's estimates of fair values are based on the best information available and require the use of estimates, judgments and projections as considered necessary. The actual results may vary significantly. The Partnership recorded no impairment losses for 2003, 2002 or 2001.

INVESTMENTS IN AFFILIATES

Investments in affiliated entities owned less than 50% are accounted for on the equity method. Accordingly, consolidated net income includes the Partnership's share of their net income or loss.

FRANCHISE RIGHTS AND FEES

Agreements with the franchisor provide franchise rights for an initial term of 30 years. The Partnership has the option at the expiration of the initial or any subsequent term of the franchise agreement to renew the franchise granted thereunder for a renewable term of 20 years, subject to the approval of the franchisor. Noncompliance with the franchise agreement can subject the Partnership to changes in term, renewal or monetary penalties as outlined in the franchise agreement. Initial franchise fees are capitalized at cost and amortized by the straight-line method over the life of the franchise agreement. Periodic franchise royalty and advertising fees, which are based on a percent of sales, are charged to operations as incurred.

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

Due to differences in the rules related to reporting income for financial statement purposes and for purposes of income tax returns by individual limited partners, the tax information sent to individual limited partners differs from the information contained herein. At December 30, 2003, the Partnership's reported amount of its net assets for financial statement purposes were more than the income tax bases
of such net assets   by   approximately   $3,114,000.  The differences
between net income in conformance with accounting principles generally accepted in the United States of America (US GAAP) and taxable income are as follows:
                                                  2002        2001
                                      2003     (restated)  (restated)
                                   ----------  ----------  ----------

US GAAP net income                 $2,699,475  $2,545,097  $1,678,715

Depreciation and amortization         117,136    (618,465)    366,691
Capitalized leases                      8,912      19,987     (67,041)
Equity in loss of affiliate          (370,770)   (655,608)   (131,580)
Gain (loss) on disposition
  of assets                           (15,567)    582,624      95,723
Fair value adjustment to
  variable unit plan                 (272,251)    277,371     150,193
Other                                 140,004      31,090     (49,180)
                                    ---------   ---------   ---------
Taxable income                     $2,306,939  $2,182,096  $2,043,521
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

CASH EQUIVALENTS

For purposes of the statements of cash flows, the Partnership considers all highly liquid investments, purchased with a maturity of three months or less, to be cash equivalents.

ACCOUNTING FOR UNIT BASED COMPENSATION

The Partnership uses the intrinsic value-based method for measuring unit-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of Partnership units at the grant date over the amount the employee must pay for the units. Required pro forma disclosures of compensation expense determined under the fair value method have not been presented as there are no unvested options and no options were granted in 2003, 2002 or 2001.

VARIABLE UNIT PLAN

Partnership units subject to repurchase by the Partnership, where the employee does not have the risks of ownership, are accounted for as a variable award plan and are adjusted for changes in their fair value by increasing or decreasing operations with an offsetting entry to partners' capital.

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

RECLASSIFICATIONS

Certain amounts shown in the 2002 and 2001 financial statements have been reclassified to conform with the 2003 presentation.


2.  FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------------------

VARIABLE INTEREST ENTITIES

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 addresses when a company should consolidate in its financial statements the assets, liabilities and activities of a variable interest entity (VIE). It defines VIEs as entities with a business purpose that either do not have any equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 applied immediately to variable interest entities created or obtained after January 31, 2003. The Partnership has not obtained an interest in a VIE subsequent to that date. A modification to FIN 46 (FIN 46R) was released in December 2003. FIN 46R delayed the effective date for VIEs created before February 1, 2003, with the exception of special-purpose entities, until the first fiscal year or interim period ending after March 15, 2004. FIN 46R delayed the effective date for special-purpose entities until the first fiscal year or interim period after December 15, 2003. The Partnership is not the primary beneficiary of any SPEs at December 30, 2003. The Partnership will adopt FIN 46R for non-SPE entities as of March 30, 2004. The adoption of FIN 46 did not result in the consolidation of any VIE's, nor is the adoption of FIN 46R expected to result in the consolidation of any VIE's. The Partnership is continuing to evaluate the impact FIN 46R will have on its financial statements.

FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND
EQUITY

In May 2003, the FASB issued Statement 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement establishes standards for classifying and measuring certain financial instruments that have characteristics of both liabilities and equity. The guidance in Statement 150 became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. In December 2003, the FASB deferred for an indefinite period the application of the guidance in Statement 150 to noncontrolling interests that are classified as equity in the financial statements of a subsidiary but would be classified as a liability in the parent's financial statements under Statement 150. The deferral is limited to mandatorily redeemable noncontrolling interests associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of December 30, 2003, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (revised
2003), Consolidation of Variable Interest Entities.


3)  FINANCIAL STATEMENT RESTATEMENTS
------------------------------------

The Partnership has issued Class B and Class C units to certain employees that are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units, in the event the employee terminates his or her employment, for an amount equal to the greater of issue price or fair value (as defined) at the time of termination. Because the agreement ensures the employee will not incur a loss on the units, full risk of ownership does not pass to the employee. Because full risk of ownership does not pass to the employee, US GAAP requires the units be accounted for as a variable award plan. Under variable accounting, the units subject to the repurchase agreement are adjusted for changes in their fair value by a charge to operations with an offsetting entry to partners' capital. Prior to 2003, the Partnership did not use the required variable plan accounting and did not adjust for changes in the value of units subject to the repurchase agreement.

The income statements for 2002 and 2001 have been restated to reflect the change in the fair value of the outstanding units subject to the repurchase agreement as a charge to other general and administrative expense. The restatements resulted in a decrease in net income of $277,371 in 2002, which was a decrease in basic and diluted net income per Partnership unit of $.07, and a decrease in net income of $150,193 in 2001, which was a decrease in basic and diluted net income per Partnership unit of $.04. The restatements had no effect on partners' capital at any year-end.


4.  GOODWILL
------------

In contrast to accounting standards in effect during 2001, SFAS 142, Goodwill and Other Intangible Assets, which became effective beginning in 2002, provides that goodwill, as well as identifiable intangible assets with indefinite lives, should not be amortized. Accordingly, with the adoption of SFAS 142 in 2002, the Partnership discontinued the amortization of goodwill. The information presented below reflects adjustments to information reported in 2001 as if SFAS 142 had been applied in that year. The adjustments reflect the effects of not amortizing goodwill.
                                                 2002          2001
                                   2003       (restated)    (restated)
                                ----------    ----------    ----------
Reported net income             $2,699,475    $2,545,097    $1,678,715
Add back:  Goodwill
           amortization                  -             -        84,888
                                 ---------     ---------     ---------

Adjusted net income             $2,699,475    $2,545,097    $1,763,603
                                 =========     =========     =========

Basic and diluted net income
 per Partnership Unit           $     0.68    $     0.66    $     0.45
Goodwill amortization                    -             -          0.02
                                 ---------     ---------     ---------
Adjusted basic and diluted net
 income per Partnership Unit    $     0.68    $     0.66    $     0.47
                                 =========     =========     =========


5.  ACQUIRED INTANGIBLE ASSETS
------------------------------

The Partnership's acquired intangible assets subject to amortization consisted primarily of franchise rights at December 30, 2003 and December 31, 2002. The weighted average amortization period for intangible assets subject to amortization was approximately 20 years at December 31, 2002. As discussed in Note 19, the Partnership entered into a new franchise agreement effective January 1, 2003 for a period of 30 years. The Partnership has the option at the expiration of the initial or any subsequent term of the franchise agreement to renew the franchise granted thereunder for a renewable term of 20 years, subject to the approval of the franchisor. Beginning January 1, 2003, the remaining franchise rights have been amortized over the initial term of the new franchise agreement of 30 years. Amortization expense was $246,888, $265,775 and $267,109 in 2003, 2002 and 2001,
respectively. The estimated amortization expense is $291,000 in 2004 and for each of the subsequent four years through 2008. During 2003, the Partnership acquired franchise rights totaling $3,921,095 related to the acquisition of MVP as discussed in Note 15. The acquired franchise rights are being amortized over 30 years, the initial term of the franchise agreement.


6.  RELATED PARTY TRANSACTIONS
------------------------------

The Management Company, RAM and RMC are related to the Partnership through common ownership in that the majority unit holder of the Partnership also controls each of these entities. The Partnership has entered into a management services agreement with RAM whereby RAM is responsible for management of the restaurants for a fee equal to 7% for APP, 4.5% for Magic and 5.0% for MVP, of the gross receipts of the restaurants, as defined. RAM has entered into a management services agreement containing substantially identical terms and conditions with the Management Company.

Affiliates of the Management Company provide various other services for the Partnership including promotional advertising. In addition to participating in advertising provided by the franchisor, an affiliated
company   engages   in promotional activities to further   enhance
restaurant sales. The affiliate's fees for such services are based on the actual costs incurred and principally relate to the reimbursement of print and media costs. In exchange for advertising services provided directly by the affiliate, the Partnership pays a commission based upon 15% of the advertising costs incurred. Such costs were not significant in 2003, 2002 or 2001.

The Partnership maintains a deposit with the Management Company equal to approximately one and one-half month's management fee. Such deposit, $570,000 and $535,000 at December 30, 2003 and December 31, 2002, respectively, may be increased or decreased at the discretion of RAM.

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

The Partnership owns a 25% interest in a limited liability company
(LLC) which owns an airplane. The Management Company leases the airplane from the LLC on an hourly basis. The Partnership recorded a loss on the LLC of $138,199, $172,961, and $154,166 in 2003, 2002 and
2001, respectively. The Partnership also owned a 4.34% interest in Seaside Pizza, LLC (Seaside), a company formed to acquire eleven Pizza Hut restaurants in New Jersey in December 2000. The Partnership sold this investment in 2002, recognizing a $234,000 loss on sale of investment in unconsolidated affiliate. Certain Partnership principal unitholders are also owners of Seaside. The Partnership's share of Seaside's income was not significant for the years ended December 31, 2002 and December 25, 2001.

Transactions with related parties included in the accompanying consolidated financial statements and notes are summarized as follows:

                                   2003          2002          2001
                                ----------    ----------    ----------
Management fees                 $4,444,167    $4,345,434    $3,970,991
Management Company bonuses         535,063       744,005       539,382
Advertising commissions             82,517        78,946        92,477
Accommodation fee (See Note 7)      81,262        86,467        90,911
Acquisition/divestiture fee
  on sale of assets                      -             -         5,000
Development fees                         -        37,500        25,000

The Partnership has made advances to various affiliates under notes receivable which bear interest at market rates. The advances are to be received in varying installments with maturities as follows: 2004
- $10,452; 2005 - $61,434; 2006 - $10,058; 2007 - $2,714; 2008
- $2,867; Thereafter - $4,255. All such notes are guaranteed by the majority owner of the Partnership. In addition, the Partnership has certain other amounts due from and to affiliates which are on a noninterest bearing basis.


7.  LONG-TERM DEBT
------------------

Long-term debt consists of the following at December 30, 2003 and December 31, 2002:

                                                2003          2002
                                            -----------   -----------
Note payable to INTRUST Bank in Wichita,
 paid in full in 2003                       $         -   $   300,000

Note payable to INTRUST Bank in Wichita,
 due in full plus interest at a fixed
 rate of 5.0% in May 2004                       400,000             -

Notes payable to INTRUST Bank in
 Wichita, payable in monthly install-
 ments aggregating $46,182 including
 interest at fixed rates from 6.0%
 to 9.00%, due at various dates
 through August 2007                          1,101,332     1,924,189

Notes payable to INTRUST Bank in Wichita,
 payable in monthly installments totaling
 $67,157 including interest at a fixed
 rate of 7.50%, due August 2007 with
 balloon payments totaling $2,313,799         4,283,864     4,827,524

Note payable to INTRUST Bank in Wichita,
 payable in monthly installments of
 $4,963 including interest at a fixed
 rate of 6.75%, due October 2007 with a
 balloon payment of $115,968                    285,651       324,213

Note payable to INTRUST Bank in Wichita,
 payable in monthly installments of
 $15,539 including interest at a fixed
 rate of 6.5%, due May 2008 with a
 balloon payment of $1,346,977                1,705,025             -

Note payable to Fleet Business Credit, LLC,
 payable in escalating monthly principal
 installments ranging from $19,661 to
 $20,394 in 2004 plus interest at a variable
 rate (3.875% at December 30, 2003), due
 December 2007 with a balloon payment
 of $2,278,659                                3,586,906             -

Notes payable to Franchise Mortgage
 Acceptance Company (FMAC) payable in
 monthly installments aggregating
 $240,974 including interest at fixed
 rates from 8.81% to 10.95%, due at
 various dates through May 2013              13,311,185    14,854,172

Notes payable to CNL Financial Services,
 Inc. payable in monthly installments
 aggregating $16,844, including interest
 at a fixed rate of 9.62%, through
 July 2019                                    1,629,108     1,672,242

Notes payable to Peachtree Franchise
 Finance, LLC payable in monthly
 installments of $11,854 including
 interest at a fixed rate of 10.05%,
 due June 2015                                  967,681     1,010,324

Note payable to Stillwater National Bank
 and Trust Company, payable in monthly
 installments of $8,079 including
 interest at a fixed rate of 6.875%,
 due July 2008 with a balloon payment
 of $700,581                                    885,749             -

Notes payable to various banks, payable
 in monthly installments aggregating
 $2,690, including interest at rates
 from 8.95% to 10.00%, due at various
 dates through January 2010.  One note
 requires a balloon payment of $115,013
 upon its maturity in January 2010              172,108       186,427
                                             ----------    ----------
                                             28,328,609    25,099,091
Less current portion                          3,363,685     3,062,704
                                             ----------    ----------
                                            $24,964,924   $22,036,387
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

Certain borrowings through FMAC are part of loans "pooled" together with other franchisees in good standing and approved restaurant concepts, as defined, and sold to the secondary market. The Partnership has provided to FMAC a limited, contingent guarantee equal to 13% (APP) and 15% (Magic) of the original loan balance through May of 2013 (a total of $1,089,679 based on current loans outstanding with
FMAC), referred to as the "Performance Guarantee Amount" (PGA). The Partnership promises to pay FMAC up to the total of the PGA to the extent required to cover delinquent loans or defaults in the "pooled" loans. Each month, the Partnership pays to FMAC a "Periodic Guarantee Charge Amount" (PGCA) which is the monthly amortization of the PGA.
If none of the other loans in the "pool" are delinquent in respect of any payment due or in default during a monthly period, the Partnership is entitled to a rebate of the PGCA. To the extent that the other loans in the "pool" are delinquent or in default, the amount of the
PGCA rebate will be reduced proportionately.   During 2003 and 2002,
certain loans within the Partnership's "pool" were in default. As a result, the Partnership made monthly PGCA's totaling $56,255 and $52,454 in 2003 and 2002, respectively, which were recorded as additional interest expense. From the inception of the pooled loan agreement, the Partnership has paid $328,863 of the PGA. As a result, the Partnership's remaining PGA balance at December 30, 2003 is $772,701, for which the Partnership has recorded a liability of $295,914, which management believes is sufficient to cover the potential remaining liability.

All borrowings are secured by substantially all land, buildings, and equipment of the Partnership. In addition, all borrowings, except for the FMAC loans, are supported by the guarantee of the majority owner of the Partnership.

Future annual long-term debt maturities, exclusive of capital lease commitments over the next five years are as follows: 2004 -
$3,363,685; 2005 - $2,885,433; 2006 - $3,191,294; 2007 - $7,816,550
and 2008 - $3,488,674.


8.  LEASES
----------

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

Minimum and contingent rent payments for land and buildings leased from affiliates were $33,275, $32,771 and $30,250 for the years ended December 30, 2003, December 31, 2002 and December 25, 2001, respectively.

The Partnership also leases point-of-sale terminals as well as credit card terminals and telephone equipment for certain restaurants under capital lease arrangements. The leases contain initial lease terms ranging from 3 to 4 years. The leases for point-of-sale terminals are guaranteed by the majority owner of the Partnership.

Total minimum and contingent rent expense under all operating lease agreements was as follows:

                             2003         2002         2001
                          ----------   ----------   ----------
Minimum rentals           $1,637,500   $1,360,940   $1,191,257
Contingent rentals           219,016      265,345      264,565

Future minimum payments under capital leases and noncancelable operating leases with an initial term of one year or more at December 30, 2003, are as follows:

                                          Operating
                                         Leases With     Operating
                           Capital        Unrelated     Leases With
                           Leases          Parties       Affiliates
                         ----------      ----------     -----------

     2004                $  641,672      $1,624,680     $   33,275
     2005                   578,303       1,274,105         33,275
     2006                   561,168       1,099,935         33,275
     2007                   438,087         878,038          8,319
     2008                   440,336         704,844              -
     Thereafter           3,858,314       4,324,333              -
                          ---------       ---------      ---------
Total minimum payments    6,517,880      $9,905,935     $  108,144
Less interest             2,984,703       =========      =========
                          ---------
                          3,533,177
Less current portion        287,559
                          ---------
                         $3,245,618
                          =========

Amortization of property under capital leases, determined on the straight-line basis over the lease terms totaled $583,501, $654,103 and $485,188 for the years ended December 30, 2003, December 31, 2002, and December 25, 2001, respectively. The amortization is included in depreciation and amortization expense in the accompanying consolidated statements of income. Property under capital lease obligations was as follows:

                                      2003              2002
                                   ----------        ----------

Buildings                          $3,676,779        $3,676,779
Restaurant equipment                2,079,897         1,996,805
                                    ---------         ---------
                                    5,756,676         5,673,584
Accumulated depreciation            3,199,091         2,615,590
                                    ---------         ---------
                                   $2,557,585        $3,057,994
                                    =========         =========


9.  LIMITED PARTNERSHIP UNITS
-----------------------------

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


10.  DISTRIBUTIONS TO PARTNERS
------------------------------

On January 2, 2004, the Partnership declared a distribution of $.10 per Unit to all Unitholders of record as of January 12, 2004. The distribution is not reflected in the December 30, 2003 consolidated financial statements.


11.  UNIT OPTION PLAN
---------------------

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

A summary of Units under options in the Plan is as follows:

                                    Units         Option Price
                                    -----         ------------
Balance at December 25, 2001,
  and December 31, 2002              625              $8.50
Balance at December 30, 2003           -                  -

At December 30, 2003, there were no exercisable options. Unit options available for future grants totaled 49,236 at December 30, 2003 and 48,611 at December 31, 2002.


12.  CLASS B AND C RESTRICTED UNITS SOLD TO EMPLOYEES
-----------------------------------------------------

During 2003, the Partnership issued 87,500 Class B and C Units (22,500 at $3.00 per unit and 65,000 at $3.90 per unit) to certain employees in exchange for either a 10% down payment and notes receivable for the remaining 90% of the purchase price or for notes receivable for 100% of the purchase price. During 2002, the Partnership issued 72,500 Class B and C Units (2,500 at $2.79 per unit and 70,000 at $3.00 per unit) to certain employees under this same arrangement. Notes receivable representing 40% or 50%, respectively, of the purchase price, together with interest thereon at a rate from 7.5% to 9%, will be repaid by the cash distributions paid on the units. Non-interest bearing notes receivable representing the remaining 50% of the purchase price will be reduced over a 4 1/2 year period through annual charges to compensation expense, included under the caption of "General and administrative-other" in the accompanying statements of income, as long as the employee remains employed by the Company. The Partnership has a right of first refusal should the employee desire to sell their units to an outside third party prior to termination. The units are subject to a repurchase agreement whereby the Partnership has agreed to repurchase the Units in the event the employee is terminated for an amount equal to the greater of issue price or fair market value at the time of termination. At December 30, 2003, there were 556,490 Units held by employees that were subject to repurchase agreements. The repurchase price at December 30, 2003 was $3.34 per Unit. See also Note 3.


13.  PARTNERS' CAPITAL
----------------------

During 2003, 2002 and 2001, the Partnership purchased 15,872, 13,956, and 10,325 Class A Income Preference Units for $55,552, $47,922, and $33,556, respectively. These Units were retired by the Partnership.


14.  INVESTMENT IN MAGIC
------------------------

On March 13, 1996, the Partnership purchased a 45% interest in Magic, a newly formed limited partnership, for $3.0 million in cash. Magic owns and operates Pizza Hut restaurants in Oklahoma. In August 1998, Magic purchased a 25% interest in Magic from a former limited partner which effectively increased the Partnership's interest in Magic from 45% to 60%. Therefore, beginning August 11, 1998, Magic's financial statements were consolidated into the Partnership's consolidated financial statements. Prior to August 11, 1998, the Partnership accounted for its investment in Magic using the equity method of accounting. In connection with the consolidation, the Partnership recorded goodwill of $728,000 which represented the excess purchase price of the original equity investment in the net assets acquired, net of subsequent amortization.

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


15.  PURCHASE OF MOUNTAIN VIEW PIZZA, LLC (MVP)
-----------------------------------------------

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
                                            ==========


16.  INVESTMENT SECURITIES
--------------------------

The Partnership purchased common stock of publicly traded companies for investment purposes in the year ended December 31, 2002 for a cost of $391,171. Stock with a cost of $191,297 was sold in 2003, resulting in a gain on sale of investment securities of $6,486. Stock with a cost of $199,874 was sold during 2002, resulting in a loss on sale of investment securities of $8,601. The Partnership held no investment securities available-for-sale at December 30, 2003.


17.  CASUALTY SETTLEMENTS
-------------------------

The Partnership insures its properties for replacement cost. The Partnership incurred damage from a hail storm at one of its restaurants in 2002, for which a gain of $39,800 was recognized upon final settlement of the claim in 2003. The Partnership also incurred damage from a tornado at one of its restaurants during the second quarter of 2003, and a gain of $17,828 was recognized upon final settlement of the claim. A fire at one of its restaurants in the second quarter of 2003 also resulted in the Partnership recognizing a gain of $65,254 upon final settlement of the claim. In the first quarter of 2001, the Partnership recognized a gain of $159,203 upon final settlement of a claim related to a fire at one of its restaurants.


18.  DISCONTINUED OPERATIONS
----------------------------

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 develops a single accounting method under which long-lived assets that are to be disposed of by sale are measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity, and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 was effective for the fiscal year 2002 and its provisions are to be applied prospectively.

The Partnership closed one restaurant during 2003. Pursuant to SFAS 144, each restaurant is a component of the Partnership and the operations of the closed restaurant can be distinguished from the rest of the Partnership and will be eliminated from the ongoing operations of the Partnership. Closed restaurants that are replaced with a new restaurant in the same general market area are not considered to be discontinued operations. SFAS 144 requires that discontinued operations be reflected in the statements of income after results of continuing operations as a net amount. SFAS 144 also requires that the operations of closed restaurants, including any gain or loss on restaurant closings, be reclassified to discontinued operations for all years presented. Therefore, operations and gain on restaurant closings associated with the restaurant closed in 2003, where no replacement restaurant is planned, have been reflected in the statements of income as discontinued operations. Also, in accordance with SFAS 144, the two restaurants closed in 2002 have not been reclassified to discontinued operations because two new restaurants were opened in the same general market area as replacement restaurants in 2002.

A summary of discontinued operations is as follows:

                                      2003        2002        2001
                                   ---------   ---------   ---------
  Revenue                          $ 405,564   $ 603,108   $ 533,373
  Operating Expenses                (410,149)   (629,058)   (556,044)
  Gain on buy-out of lease           408,703           -           -
  Minority interest                   (4,041)        260         227
                                    --------    --------    --------
  Income (loss) from
   discontinued operations         $ 400,077   $ (25,690)  $ (22,444)
                                    ========    ========    ========

19.  FRANCHISE RIGHTS
---------------------

The Partnership entered into a new franchise agreement with Pizza Hut, Inc. effective January 1, 2003, for a period of 30 years. The Partnership has the option at the expiration of the initial or any subsequent term of the franchise agreement to renew the franchise granted thereunder for a renewable term of 20 years, subject to the approval of the franchisor. Under the new franchise agreement, the Partnership is obligated to complete six "major asset actions" which include substantial renovation, a complete rebuilding of an existing restaurant at the same location, or a relocation of an existing restaurant to a new location, by December 31, 2005. As of December 30, 2003, the Partnership had completed three of the six major asset actions required. The new franchise agreement also requires, among other things, an increase in the royalty fees (included in other restaurant operating expenses) for delivery restaurants from 4.0% to 4.5% of net sales beginning January 1, 2010, 4.75% of net sales as of January 1, 2020, and 5.0% of net sales as of January 1, 2030; an increase in national advertising fees from 2.0% to 2.5% of net sales; and a decrease in local advertising fees from 2.0% to 1.75% of net sales. In addition, the new franchise agreement requires approximately 68 of the Partnership's restaurants to be remodeled, rebuilt, relocated or reimaged and refurnished by December 31, 2012.


20.  FAIR VALUE OF FINANCIAL INSTRUMENTS
----------------------------------------

The carrying amount reported on the balance sheets for financial instruments including cash and cash equivalents, investment securities available-for-sale and notes receivable approximates their fair value. The fair value of long-term debt is estimated at $30,272,826 and $29,399,573 at December 30, 2003 and December 31, 2002, respectively, compared to its carrying value of $28,328,609 and $25,099,091 at the same respective dates. Fair values are considered equal to carrying values for variable rate debt. The estimated fair value of fixed rate debt is based on discounted cash flow analysis using interest rates currently offered for debt with similar terms.


21.  QUARTERLY FINANCIAL DATA (unaudited)
-----------------------------------------

Unaudited quarterly consolidated statement of income information for the years ended December 30, 2003 and December 31, 2002 is summarized as follows:
                         First      Second       Third      Fourth
2003                    Quarter     Quarter     Quarter     Quarter
----                  ----------- ----------- ----------- -----------

Net sales             $17,290,015 $17,788,883 $18,647,717 $18,646,250
Income from rest-
  aurant operations     1,549,353   1,287,855     719,407   1,962,534
Net income                775,699     560,479     100,181   1,263,116
Basic and diluted
  net income per
  Partnership unit           0.20        0.14        0.03        0.31

2002
----
Net sales             $17,518,696 $17,033,867 $16,911,097 $18,531,641
Income from
  restaurant oper-
  ations (restated)     2,097,696   1,620,708   1,195,593     923,500
Net income (loss)
  (restated)            1,252,868     891,597     456,028     (55,396)
Basic and diluted
  net income (loss)
  per Partnership
  unit (restated)            0.34        0.24        0.12       (0.01)

Fourth quarter 2003 income from restaurant operations includes a gain on restaurant closings of $408,703, which is classified in discontinued operations in the consolidated statements of income for the year ended December 30, 2003 (see Note 18). Fourth quarter 2003 also includes a decrease in other general and administrative expenses of $272,251 related to the fair value adjustment of the variable unit plan (see Note 3.)

Fourth quarter 2002 data includes results from 14 weeks of operations due to the fiscal year of 2002 including 53 weeks (see Note 1).
Fourth quarter 2002 net income includes loss on sale of investment in unconsolidated affiliate of $234,000 (see Note 6). The same quarter's income from restaurant operations is restated to show the $277,371 charge to other general and administrative expenses due to the effect of the fair value adjustment of the variable unit plan (see Note 3).

The Partnership adjusted its variable unit plan in the fourth quarters of 2003 and 2002. Going forward, the Partnership plans to make this adjustment in the second and fourth quarters of each year.


21.  SUPPLEMENTAL CASH FLOW INFORMATION
---------------------------------------

                                       2003        2002        2001
                                    ----------  ----------  ----------
Cash paid during the year for
 interest                           $3,218,388  $2,873,969  $3,086,014
Noncash investing and financing
 activity:
  Issuance of units for notes
   receivable                          312,900     195,277           -
  Distributions offset against
   notes receivable                     77,468     128,027     106,097
  Unit repurchases offset
   against notes receivable             26,376       8,530           -
  Capital leases entered into           83,092   2,039,283     606,924
  Reduction of notes receivable
   recorded as compensation expense 81,897 73,324 51,909 Units issued in connection with the purchase of Oklahoma
   Magic, L.P.'s minority interest           -     790,999           -
  Acquisition of MVP, LLC:
   Liabilities assumed               5,566,339           -           -
   Minority ownership interest         260,000           -           -




      CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


We have issued our report dated February 27, 2004, accompanying the consolidated financial statements included in the Annual Report of American Restaurant Partners, L.P. on Form 10-K for the year ended December 30, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statement of American Restaurant Partners, L.P. on Form S-8 (No. 33-20784).

/s/ Grant Thornton L.L.P.

Wichita, Kansas
February 27, 2004



                                                     Exhibit 31.1

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  3/26/04            By:  /s/Hal W. McCoy
       -------                 ------------------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer




                                                       Exhibit 31.2

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

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

(5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  3/26/04            By:  /s/Terry Freund
       -------                 ------------------------------------
                               Terry Freund
                               Chief Financial and Accounting Officer




                                                     Exhibit 32.1

           CERTIFICATION PURSUANT TO SECTION 906
             OF THE SARBANES-OXLEY ACT OF 2002


I, Hal W. McCoy, Chairman and Chief Executive Officer of American
Restaurant Partners, L.P. (the "Partnership"), certify to the best of my knowledge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the Annual Report on Form 10-K of the Partnership for the annual period ended December 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.


                               AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                          By:  RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner



Date:  3/26/04            By:  /s/Hal W. McCoy
       -------                 ------------------------------------
                               Hal W. McCoy
                               Chairman and Chief Executive Officer




                                                       Exhibit 32.2

               CERTIFICATION PURSUANT TO SECTION 906
                 OF THE SARBANES-OXLEY ACT OF 2002


I, Terry Freund, Chief Financial and Accounting Officer of American Restaurant Partners, L.P. (the "Partnership"), certify to the best of my knowledge, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350 that:

(1) the Annual Report on Form 10-K of the Partnership for the annual period ended December 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operations of the Partnership.


                               AMERICAN RESTAURANT PARTNERS, L.P.
                                  (Registrant)
                          By:  RMC AMERICAN MANAGEMENT, INC.
                               Managing General Partner


Date:  3/26/04            By:  /s/Terry Freund
       -------                 ------------------------------------
                               Terry Freund
                               Chief Financial and Accounting Officer